Form 10KSB
period 2006-06-30
KALEX CORP
filed 2006-11-20
CIK 1372620

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-52177

KALEX CORP.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3305161 (I.R.S. Employer Identification No.)

300 East 33rd Street, New York, New York (Address of principal executive offices)	10016 (Zip code)

Issuer's telephone number, including area code:   212-889-7676

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 Par Value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☒     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State the issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $0 as of November 3, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes     ☐  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  725,200 as of November 3, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one):     ☐    Yes   ☒ No

PART I

Item 1. Business.

Introduction

Kalex Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on May 1, 1984. The Company was organized to engage in the electroplating business, which business was transferred to it’s parent Victor Kellering, Inc., an issuer subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. Subsequent to the acquisition, the Company’s shares were distributed to the Victor Kellering, Inc. stockholders. In 1985, the business was sold and in 1996, it disposed of all of it’s assets. From 1996 to the present, the Company remained inactive, during which period it made no efforts to identify a possible combination. The Company’s present business purpose seeks the acquisition of, or merger with, an existing business. The Company has not conducted negotiations or entered into a letter of intent concerning any target business.

The Company, based on it’s proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission, or SEC, defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a “shell company,” which is defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company is now a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of a company with a class of securities registered under the federal securities laws. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Competition

Currently, with our primary goal being the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation, the Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

The Company currently has no employees.

RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between us, our management and our stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Kuno Laren, our President, and Wonderful World of Magic, Inc., a control stockholder, are all currently involved with other blank check companies. Conflicts may arise, in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may in the future be, affiliated. In the event that the Company desires to take advantage of an opportunity in which our officers, directors or control stockholder may also have an interest such officers and directors would abstain from voting upon the opportunity.

No current operating history or revenues and minimal assets.

As the Company has no current operating history or revenues and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since it disposed of it’s assets, and as result thereof we have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

Speculative nature of the Company’s proposed operations.

The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer a business combination with and entity having an established operating history, there can be no assurance that the Company will be successful in locating a candidate meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company’s operations will be dependent upon management of the target company together with numerous other factors beyond the Company’s control.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Our success depends entirely on the ability of management to locate and complete a business combination with an entity having an established operating history.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business a combination with an entity having an established operating history, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Our lack of funds will limit the extent of due diligence of candidates.

Our limited funds and lack of full time management will prevent us from conducting a complete and exhaustive investigation and analysis of a candidate. Our determination as to whether to enter into a business combination will be made with limited due diligence, without detailed feasibility studies, market surveys, or such other information, which if adequate funds were available, would be desirable. Management’s decision will based to a large extent on the records provided by the candidates.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time seeking a candidate which would be a suitable acquisition candidate.

Management is engaged in other business ventures and does not anticipate devoting more than a few hours a week to the affairs of the Company. Our officers have not entered into any employment agreements and are not expected to do so in the future. This factor may seriously affect the Company’s ability to locate and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Candidates which do not initially meet the reporting requirements of The Exchange Act may delay or preclude acquisitions. We are subject to the reporting requirements of Sections 13 and 15(d) of the Exchange Act which require us to provide certain information about significant acquisitions, including certified financial statements of the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some candidates to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Further government regulation could adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no regular trading market for our common stock.

Although from time to time our shares are quoted on the Pink Sheets, the shares are traded sporadically and no regular trading market exists for the shares. There is no assurance that a regular trading market will ever develop and if developed, that it will be sustained. Consequently our stockholders ability to trade or pledge their shares will be limited.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no operating revenues unless and until we merge with or acquire an operating business.

         We are presently a development stage company and have had no current operating revenues from operations., however, we receive minimal interest payments from prior investments which are due to expire. The Company more then ten years ago ceased being an operating company and accordingly, will not realize any revenues unless and until it successfully merges with or acquires an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 2,000,000 shares of common stock of which 800,000 shares are issued and outstanding and a maximum of 100,000 shares of preferred stock, none of which have been issued. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

Our principal stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

In order to provide an interest in the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if the common stock failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

The Company has no plans to pay dividends

Presently the Company does not anticipate paying dividends, cash or otherwise on its common stock. Payment of dividends at such time as financial conditions allow will be determined by the management of the Company at that time.

No agreement to vote shares.

None of the officers, directors or principal stockholders have agreed to vote their shares of common stock as a block or in accordance with the vote of the majority of all our non-affiliated future stockholders with respect to many business combination.

Control by majority stockholders.

Kuno Laren and Wonderful World of Magic, Inc., beneficially own approximately 65% of the Company’s outstanding shares. Since the Company’s certificate of incorporation does not provide for preemptive rights or cumulative voting, these stockholders will have the ability to elect directors and approve any transaction which requires stockholder approval.

 Item 2. Property.

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of common stock, par value $.01 per share. As of November 3, 2006, there were 725,200 shares of common stock outstanding (excluding 74,800 shares of treasury stock).

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000 shares of preferred stock, par value $1.00 per share (the “Preferred Stock”). The Company has not yet issued any of its preferred stock.

Our common stock is not listed or admitted to quotation on any established trading market. From time to time, quotes for our stock are reported on the Pink Sheets which is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time.  Unlike companies the stock of which trades on a stock exchange, companies quoted on the Pink Sheets system do not need to meet quantitative and qualitative listing and maintenance standards or be registered or file reports with the SEC. Investors may obtain quotes for our common stock by entering our symbol, PNNT, in the input box of the Web site pinksheets.com. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

The high and low sales prices for our common stock, as reported by the Pink Sheets, have been as follows during the two years ended June 30, 2006:

Quarter	Twelve Months Ended June 30, 2006		Twelve Months Ended June 30, 2005
	High	Low	High	Low
1st	$0.20	$0.15	$0.04	$0.02
2nd	0.15	0.15	0.04	0.02
3rd	0.15	0.15	0.12	0.02
4th	0.15	0.15	0.20	0.12

As of December 31, 2005, there were approximately 134 holders of record of our common stock. This number of holders of record does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

          The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Recent Sales of Unregistered Securities

The Company has not issued any securities during the last three years.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company has not realized any revenues from operations since 1995 other than minimal interest payments from past investments, and its plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Item 7. Financial Statements.

The Company submits with this report the financial statements and related information listed in the Index to Consolidated Financial Statements on page F-1 following this report's signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended June 30,2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

Part III

Item 9. Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position	Term
Kuno Laren	83	President, Director	1996 thru Present
Inga Lamonica	50	Treasurer, Secretary and Director	1996 thru Present
Allan J. Rude	67	Director	1996 thru Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Kuno Laren is a member of the board of directors, president and chief executive officer. Mr. Laren has been engaged in direct investments for over twenty-five years as a successful investor, investment banker and founder and manager of a number of operating companies. From 1952 to 1966, Mr. Laren was associated in various capacities with Shearson Hammill, Lehman Brothers, Smith Barney and Janney Montgomery. In the period from 1986 to 2006, Mr. Laren acted as the chief executive officer of AHSI, Inc. Grant Enterprise Ltd. and Kalex Corp., which were involved in various business such as operating nursing homes, armored couriers and plastics. Mr. Laren attended Stockholm University, Park University and was awarded a Masters Degree in Economics by New York University.

Inga Lamonica has been member of our board of directors, treasurer and secretary since 1996. Mrs. Lamonica’s principle vocation has been teaching. In addition from 1994 to 2005, she was treasurer of private real estate corp. She received a BA in Education from George Washington University and a MA in Education from Queens College.

Alan J. Rude has been a member of our board of directors since 1996. Mr. Rude is the founder of R. W. Wentworth & Co. Inc., which provides investment and business development advisory services to a wide range of clients with a concentration in the public sector. R. W. Wentworth was organized in 1998 to deliver competitive financial returns and increased benefits to its clients by incorporating socially responsible economic, environmental, social and corporate factors into strategic investments decisions. Mr. Rude has over 30 years of senior level experience in securities sales ands trading, corporate finance and entrepreneurial activities. Mr. Rude received a BA in economics from Cornell University and an MBA in finance from the Harvard Business School.

Mr. Laren, the President and a director of the Company, is the father of Inga Lamonica, the Treasurer, Secretary and a director of the Company.

The Board of Directors acts as the audit committee and the Board has no separate committees. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended June 30, 2006 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and sole director serves in all the above capacities.

Item 10. Executive Compensation.

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended June 30, 2006 no directors expenses were reimbursed.

Officer Compensation

As noted in the summary compensation table below, the Company has not paid any salaries to any person during the last three years.

SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Kuno Laren, President, Chief Executive Officer, Chief Financial Officer	2005 2004 2003	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of October 31, 2006, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address (1)	Amount and Nature of Beneficial Ownership		Percentage of Class(2)
Kuno Laren	261,280	(3)	36%
Inga Lamonica	0		0
Allan J. Rude	1,000		*
Norman King	200,000		27.37
All Directors as a group (3 individuals)	262,280		36.17%
* Less than 1% of class.

1. The address for each person referenced in the table is c/o the Company.
2. Based on 725,200 shares outstanding.
3. Includes 211,280 shares held by certain family members and affiliates of Mr. Laren.

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

(a) Index to Exhibits

Exhibit No.	Exhibit Description	Location Reference

3.1	Certificate of Incorporation	1

3.2	By-laws	1

4.1	Specimen form of common stock certificate.	1

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended June 30,2006	1

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	1

1. Filed herewith.

(b) Reports on Form 8-K

None.

Item 14. Principal Accountant Fees and Services

Demetrius & Company, L.L.C. is the Company's independent registered public accounting firm.

AUDIT FEES

The aggregate fees billed by Demetrius & Company, L.L.C. for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided in connection with statutory and regulatory filings were $6,000 and $8,000 for fiscal years ended June 30, 2006 and 2005, respectively.

AUDIT-RELATED FEES

There were no fees billed by Demetrius & Company, L.L.C. for audit-related services for the fiscal years ended June 30, 2005 or 2006.

TAX FEES

There were no fees billed by Demetrius & Company, L.L.C. for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2005 or 2006.

ALL OTHER FEES

There were no fees billed by Demetrius & Company, L.L.C. for other products or services for the fiscal years ended June 30, 2005 or 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kalex Corp.

November 13, 2006	By:	/s/ Kuno Laren
Chief Executive Officer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
Kuno Laren	President, Chief Executive Officer, Chief Financial Officer and Director	November 13, 2006
Inga Lamonica	Treasurer, Secretary and Director	November 13, 2006
Allan J. Rude	Director	November 13, 2006

KALEX CORP.

FINANCIAL STATEMENTS
With Independent Auditors’ Report

JUNE 30,2006

KALEX CORP.

REPORT OF INDEPENDENCE REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kalex Corp.

We have audited the accompanying balance sheet of Kalex Corp. as of June 30, 2006 and the related statements of operations, shareholder’s equity (deficit) and statement of cash flows for each of the two years in the period ended June 30, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kalex Corp. as of June 30, 2006 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses in fiscal 2006 and 2005, negative cash flows from operations in fiscal 2006, and has limited cash, factors which raise substantial doubt as to its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DEMETRIUS & COMPANY, L.L.C.
Wayne, New Jersey November 20, 2006

KALEX CORP.
BALANCE SHEETS
YEAR ENDED JUNE 30, 2006

ASSETS

Current Asset:
Cash	$8,312

Investment in Wetland - Note 4	-

Total Assets	$8,312

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$8,000
Due to affiliates	15,700
Total Current Liabilities	23,700

Stockholders' Equity (Deficit):
Preferred stock - $1 par value; 100,000 shares authorized;
No shares issued and outstanding

Common stock - $.01 par value; 2,000,000 shares authorized;
800,000 shares issued and 725,200 outstanding	8,000
Additional paid-in capital	3,000
Retained earnings (Deficit)	(3,363)
Treasury stock, 74,800 shares at cost	(23,025)
Total Stockholders' Equity (Deficit)	(15,388)

Total Liabilities and Stockholders' Equity (Deficit)	$8,312

The accompanying notes are an integral part of the statements.

KALEX CORP.
STATEMENTS OF OPERATIONS
YEAR ENDED JUNE 30, 2006

	Years Ended
	June 30,
	2006	2005

Revenues:
Interest income	$84	$67

General and Administrative Expenses	17,234	9,565
Expense on investment loss		8,000
Total expenses	17,234	17,565

Net Loss	$(17,150)	$(17,498)

Basic and diluted loss per share based
on 725,200 weighted average shares
of outstanding stock:	$(0.02)	$(0.02)

The accompanying notes are an integral part of the statements.

KALEX CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JUNE 30, 2003 TO JUNE 30, 2006

	Common Stock		Additional	Treasury Stock			Total Stockholders'
	No. of		Paid-In	No. of		Retained	Equity
	Shares	Amount	Capital	Shares	Amount	Earnings	(equity)

June 30, 2003	800,000	$8,000		74,800	$(23,025)	$43,468	$28,443

Net loss for the
year ended
June 30, 2004						(12,183)	(12,183)

June 30, 2004	800,000	8,000		74,800	(23,025)	31,285	16,260

Net loss for the
year ended
June 30, 2005						(17,498)	(17,498)

June 30, 2005	800,000	8,000		74,800	(23,025)	13,787	(1,238)

Capital Contributed			3,000

Net loss for the
year ended
June 30, 2006						(17,150)	(17,150)

June 30, 2006	800,000	$8,000	$3,000	74,800	$(23,025)	$(3,363)	$(18,388)

The accompanying notes are an integral part of the statements.

KALEX CORP
STATEMENTS OF CASH FLOWS
YEAR ENDED JUNE 30, 2006

	Years Ended
	June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	($17,150)	$(17,498)
Write down of investment		8,000
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	5,000

Net Cash (Applied to) Operating Activities	(12,150)	(9,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate	15,700	-
Capital Contributed	3,000
	18,700

Increase (Decrease) in Cash	6,550	(9,498)

Cash-beginning of the Year	1,762	11,260

Cash-End of the Year	$8,312	$1,762

SUPPLEMENTAL INFORMATION:

Cash Paid for Interest
Cash Paid for Taxes	$275	$525

The accompanying notes are an integral part of the statements.

KALEX CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

Note 1	Organization and Description of Business

Kalex Corp. (“the Company”) was incorporated on March 27, 1984 under the laws of the State of Delaware. The company is a publicly-owned holding company, not currently operating in any business. The company, through a wholly-owned subsidiary, was previously in the real estate business.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared on a going-concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The company has incurred losses in the last three years and has minimal cash. The company has relied on cash infusions from parties related to the president and CEO of the company, and unless these continue, substantial doubt exists about the Company’s ability to fund future operations using its existing resources.

Future plans for funding the company include additional infusions from related parties and, or a merger with another company.

Cash and Cash Equivalents

The company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as at June 30, 2006 and 2005.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

Note 2	Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The company regularly reviews long-lived assets for indicators of impairment. Management’s judgments regarding the existence of impairment indicators are based on performance. Future events could cause management to conclude that impairment indicators exist and that the value of long-lived assets is impaired. When events of circumstances indicate that the carrying amount of an asset may not be recoverable, the fair value of the asset is compared to its carrying value. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value.

Investment

The company’s investment in the preferred shares of a heavy-duty equipment manufacturer, previously shown at cost, has been written off as of June 30, 2005. (See Note 4)

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Basic loss per share also excludes any dilutive effect of warrants.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

New Authoritative Accounting Pronouncements

The Company does not anticipate that the adoption of recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flows.

Note 3	Preferred Stock

Since June 30, 2003, there have been no preferred shares issued and outstanding. The preferences, dividends, voting power, conversion rights, etc. will be determined by the Board of Directors at the time of issuance.

Note 4	Investment in Manufacturing Company

The Company made a $28,677 investment in Amphibious International Co., Inc. (“Amphibious”), a heavy equipment manufacturing company whose stockholders were also stockholders of the Company. The investment is comprised of shares of preferred stock. In 2004, $20,677 of the preferred shares were redeemed leaving a balance of $8,000 as at June 30, 2004. At that time, Amphibious merged into a successor company, Wetland Equipment Company, Inc. On June 30, 2005, management estimated that its investment was not recoverable from the successor company and wrote off its investment as of that date.

Note 5	Commitments

The Company used space in the home/office of one of its principals on a month-to-month basis. No rent was paid during the years ended June 30, 2006 and 2005.

Note 7	Income Taxes

As of June 30, 2006, the company had net operating loss carryforwards of approximately $500,000 expiring from 2009 to 2025.

At this time, the Company does not believe it can predict profitability for the foreseeable future. Accordingly, the deferred tax asset applicable to subsequent operations has been reduced in its entirety by the valuation allowance. The benefits of net operating losses will not be recognized until management determines that realization is more likely than not to occur.

The following is a schedule of the deferred tax asset and applicable valuation allowance:

Year ended June 30, 2006
Net operating loss carryforward	$500,000
Deferred tax asset	172,000
Valuation allowance	(172,000)
Net deferred tax asset	$-0-

The reconciliation of estimated income taxes attributed to operations at statutory rates to the reported income tax expense (benefit) is as follows:

	2006	2005
Expected federal tax at statutory rates	$(5,800)	$(2,600)
Change in valuation allowance	5,800	2,600
	-0-	-0-

Note 8	Related Party Transactions

A.
The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.
Some of the company’s bills have been paid by its president and CEO as well as other companies and individuals affiliated with the president. As of June 30, 2006 a total of $15,700 is owed to the related parties as follows:

Kumala, Inc.	$13,000
Norman King	2,700