Form 10QSB
period 2006-09-30
KALEX CORP
filed 2007-02-12
CIK 1372620

TO:	United States Securities and Exchange Commission Washington, D, C. 20549

FROM:	KALEX CORP., 300 East 33rd Street, #12E New York, NY 10016

RE:	FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the Quarter Ended September 30, 2006

Commission File Number: 000 - 52177

KALEX CORP.

Incorporated in Delaware in 1984	Tax ID-13-3305161

Executive Office:	300 East 33rd Street, #12E New York, NY 10016

Tel. and Fax.: 212-779-1451	e-mail: rist 1 @juno.com

Kalex has filed reports required by Section 13 or 15(d) for periods ended June 30, 2006 and September 30, 2006.

Number of shares of Common Stock outstanding at 9/30/06 - 725,200.

Not in the Traditional Small Business Disclosure Format.

KALEX Corp.
Form 10-QSB
Quarterly Report
For Three Months Ended September 30, 2006

Part I.	Financial Information

Item 1. Financial Statements:

Unaudited Balance Sheets - 6/30/06 and 9/30/06		Page 3

Unaudited Statements of Operations - 3 months ended 9/30/06 and 9/30/05		Page 4

Unaudited Statements of Cash Flows - 3 months ended 9/30/06 aad 9/30/05		Page 5

Notes to Unaudited Financial Statements - 9/30/06		Pages 6 - 8

Item 2. Management Discussion of Financials		Page 9

Item 3. Control and Procedures		Page 9

Part II	Other Information:

Item 1. Legal Proceedings		Page 9

Item 2. Changes in Securities		Page 9

Item 3. Defaults Upon Senior Securities		Page 9

Item 4. Submissions of Matters to a Vote of Stockholders		Page 9

Item 6. Exhibits and Reports on Form 8-K		Page 9

KALEX CORP.
BALANCE SHEETS
SEPTEMBER 30, 2006
(Unaudited)

	June 30, 2006	September 30, 2006
		(Unaudited)
ASSETS
Current Asset:
Cash	$8,312	$7,605
Investment in Wetland	-	-
Total Assets	$8,312	$7,605

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$8,000	$1,700
Due to affiliates	15,700	24,450
Total Current Liabilities	23,700	26,150
Stockholders’ Equity (Deficit):
Preferred stock - $1 par value; 100,000 shares authorized;
No shares issued and outstanding
Common stock - $.01 par value; 2,000,000 shares authorized;
800,000 shares issued and 725,200 outstanding	8,000	8,000
Additional paid-in capital	3,000	3,000
Retained earnings (Deficit)	(3,363)	(6,520)
Treasury stock, 74,800 shares at cost	(23,025)	(23,025)
Total Stockholders’ Equity (Deficit)	(15,388)	(18,545)

Total Liabilities and Stockholders’ Equity (Deficit)	$8,312	$7,605

The accompanying notes are an integral part of the statements.

KALEX CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2006	2005
Revenues:
Interest income	$91	$11
General and Administrative Expenses	3,248	400
Total expenses	3,248	400
Net Loss	$(3,157)	$(389)
Basic and diluted loss per share based on 725,200 weighted average shares, of outstanding stock:	$(0.00)	$(0.00)

The accompanying notes are an integral part of the statements.

KALEX CORP
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	($3,157)	$(389)
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	(6,300)
Net Cash (Applied to) Operating Activities	(9,457)	(389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	8,750	-
CASH FLOWS FROM INVESTING ACTIVITIES:
Additional paid-in capital		-
Increase (Decrease) in Cash	(707)	(389)
Cash-beginning of the Year	8,312	1,762
Cash-End of the Period	$7,605	$1,373
SUPPLEMENTAL INFORMATION:
Cash Paid for Interest
Cash Paid for Taxes

The accompanying notes are an integral part of the statements.

KALEX CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note1	Organization and Description of Business

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

Note 2- Impairment of Long-Lived Assets

The company regularly reviews long-lived assets for indicators of impairment. Management’s judgments regarding the existence of impairment indicators are based on performance. Future events could cause management to conclude that impairment indicators exist and that the value of long-lives assets is impaired. When events of circumstances indicate that the carrying amount of an asset may not be recoverable, the fair value of the asset is compared to its carrying value. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value.

The company’s investment in the preferred shares of a heavy-duty equipment manufacturer, previously shown at cost, has been written off as of June 30, 2005. (See Note 4)

Note 3- Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Basic loss per share also excludes any dilutive effect of warrants.

Note 4- New Authoritative Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flows.

Note 5- Preferred Stock

Since June 30, 2003, there have been no preferred shares issued and outstanding. The preferences, dividends, voting power, conversion rights, etc. will be determined by the Board of Directors at the time of issuance.

Note 6- Investment in Manufacturing Company

The Company made a $28,677 investment in Amphibious International Co., Inc. (“Amphibious”), a heavy equipment manufacturing company whose stockholders were also stockholders of the Company. The investment is comprised of shares of preferred stock. In 2004, $20,677 of the preferred shares were redeemed leaving a balance of $8,000 as at June 30, 2004. At that time, Amphibious merged, into a successor company, Wetland Equipment Co., Inc. On June 30, 2005, management estimated that its investment was not recoverable from the successor company and wrote off its investment as of that date.

Note 7- Commitments

The Company used space in the home/office of one of its principals on a month-to-month basis. No rent was paid during the years ended June 30, 2006 and 2005 or for the three months ended September 30, 2006.

Note 8- Income Taxes

As of September 30, 2006, the company had net operating loss carryforwards of approximately $500,000 expiring from 2009 to 2025.

At this time, the Company does not believe it can predict profitability for the foreseeable future. Accordingly, the deferred tax asset applicable to subsequent operations has been reduced in its entirety by the valuation allowance. The benefits of net operating losses will not be recognized until management determines that realization is more likely than not to occur.

Note 9- Income Taxes (Continued)

The following is a schedule of the deferred tax asset and applicable valuation allowance:

Year ended September 30, 2006
Net operating loss carryforward	$500,000
Deferred tax asset	172,000
Valuation allowance	(172,000)
Net deferred tax asset	$-0-

The reconciliation of estimated income taxes attributed to operations at statutory rates to the reported income tax expense (benefit) is as follows:

	2006	2005
Expected federal tax at statutory rates	$(5,800)	$(2,600)
Change in valuation allowance	5,800	2,600
	-0-	-0-

Note 10- Related Party Transactions

A.
The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.
Some of the company’s bills have been paid by its president and CEO as well as other companies and individuals affiliated with the president. As of September 30, 2006 a total of $24,450 is owed to the related parties as follows:

Kuno Laren	$8,750
Kumala, Inc.	13,000
Norman King	2,700

Part I

Item 2: Management Discussion of Financials.

Kalex Corp. is a public shell and conducts no business at present. Its primary intent is to find and interest an active business in a reverse merger. To that end, management and major shareholders have provided time and invested small amounts of cash to pay for expenses associated with merger negations.

The Financial Statements reflect the nominal amount of activity in the corporation.

Item 3. Control and Procedures

The need for Controls and Procedures, at present, is minimal. Two people - President and Secretary - handle all communications and finances. A third person joins them, as Director, and attends quarterly BOD meetings. If anything of significance happens, stockholders are informed by mail. Annually the Corporation files an Annual Report which contains financials as well as comments by the President. Also included is a Proxy for shareholders to vote and Supplemental Information pursuant to Rule 15(C).

Part II

Item 1 - Legal Proceedings	-	None

Item 2 - Changes in Securities	-	None

Item 3 - Defaults Upon Senior Securities	-	None

Item 4 - Submission of Matters to a Vote of Stockholders	-	None

Item 6 - Exhibits and Reports on Form 8-K	-	None

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on this 14th day of November, 2006.

KALEX Corp.

BY:		BY:
	Kuno Laren, President		Inga Lamonaca, Secretary