Form 10QSB
period 2006-12-31
KALEX CORP
filed 2007-02-12
CIK 1372620

TO:	United States Securities and Exchange Commission, Washington, D. C. 20549

FROM:	KALEX CORP., 300 East 33rd Street, #12E, New York, NY 10016

RE:	Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the Quarter Ended December 31, 2006

Commission File Number 000-52177

KALEX CORP.

Incorporated in Delaware in 1984	Tax ID-13-3305161

Executive Office:	300 East 33rd Street, #12 New York, NY 10016

Tel -- 212-889-7676	Other: Fax-212-779-1451	E-mail: ristl@.juno.com

In the past 90 days Kalex has filed an audited statement for the fiscal year ended 6/30/06 and an unaudited quarterly report for the period ended 9/30/06.

Number of shares of Common Stock outstanding at 12/31/06 - 725,200

Traditional Small Business Disclosure Format: YES

1 of 10

KALEX Corp.
Form 10-QSB
Quarterly Report
For Three Months Ended December 31, 2007
Part I. Financial Information

Item 1. Financial Statements:

Unaudited Balance Sheets - 12/30/06	Page 3

Unaudited Statements of Operations - 3 months ended 12/31/06 and 12/31/05	Page 4

Unaudited Statements of Cash Flows - 3 months ended 12/31/06 and 12/31/05	Page 5

Notes to Unaudited Financial Statements - 12/31/06	Pages 6 - 8

Item 2. Management Discussion of Financials	Page 9

Item 3. Control and Procedures	Page 9

Part II Other Information:

Item 1. Legal Proceedings	Page 10

Item 2. Changes in Securities	Page 10

Item 3. Defaults Upon Senior Securities	Page 10

Item 4. Submissions of Matters to a Vote of Stockholders	Page 10

Item 6. Exhibits and Reports on Form 8-K	Page 10

2 of 10

KALEX CORP.
BALANCE SHEETS

	December 31, 2006	June 30, 2006
	(Unaudited)	(Audited)
ASSETS

Current Asset
Cash	$5,763	$8,312
Investment in Wetland	-	-
Total Assets	$5,763	$8,312

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$700	$8,000
Due to affiliates	24,450	15,700
Total Current Liabilities	25,150	23,700
Stockholders’ Equity (Deficit):
Preferred stock - $1 par value; 100,000 shares authorized;
No shares issued and outstanding
Common stock - $.01 par value; 2,000,000 shares authorized;
800,000 shares issued and 725,200 outstanding	8,000	8,000
Additional paid-in capital	3,000	3,000
Retained earnings (Deficit)	(7,362)	(3,363)
Treasury stock, 74,800 shares at cost	(23,025)	(23,025)
Total Stockholders’ Equity (Deficit)	(19,387)	(15,388)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,763	$8,312

The accompanying notes are an integral part of the statements.

3 of 10

KALEX CORP.
STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
(Unaudited)

	Six Months Ended December 31,		Three Months Ended December 31,
	2006	2005	2006	2005
Revenues
Interest income	$175	$23	$84	$12
General and Administrative Expenses	4,174	5,110	926	4,710
Total expenses	4,174	5,110	926	4,710
Net Loss	(3,999)	(5,087)	(842)	(4,698)
Retained earnings (deficit) beginning of year	(3,363)	13,787	(6,520)	8,700
Retained earnings (deficit) end of period	$(7,362)	$8,700	($7,362)	$4,002
Basic and diluted loss per share based on 725,200 weighted average shares of outstanding stock:	$(0.01)	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of the statements.

4 of 10

KALEX CORP
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	($3,999)	$(5,087)
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	(7,300)	1,260
Net Cash (Applied to) Operating Activities	(11,299)	(3,827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliates	8,750	3,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Additional paid-in capital		-
Increase (Decrease) in Cash	(2,549)	(827)
Cash-beginning of the Year	8,312	1,762
Cash-End of the Period	$5,763	$935
SUPPLEMENTAL INFORMATION:
Cash Paid for Interest
Cash Paid for Taxes

The accompanying notes are an integral part of the statements.

5 of 10

KALEX CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 1 - Organization and Description of Business

Kalex Corp. (“the Company”) was incorporated on March 27,1984 under the laws of the State of Delaware. The company is a publicly-owned holding company, not currently operating in any business. The company, through a wholly-owned subsidiary, was previously in the real estate business.

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

Note 2 - Impairment of Long-Lived Assets

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

The company’s investment in the preferred shares of a heavy-duty equipment manufacturer, previously shown at cost, has been written off as of June 30, 2005. (See Note 6)

Note 3 - Loss per Common Share

Weighted average number of shares outstanding during the period. Basic loss per share also excludes any dilutive effect of warrants.

6 of 10

Note 4 - New Authoritative Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flows.

Note 5 - Preferred Stock

Since June 30, 2003, there have been no preferred shares issued and outstanding. The preferences, dividends, voting power, conversion rights, etc. will be determined by the Board of Directors at the time of issuance.

Note 6 - Investment in Manufacturing Company

The Company made a $28,677 investment in Amphibious International Co., Inc. (“Amphibious”), a heavy equipment manufacturing company whose stockholders were also stockholders of the Company. The investment is comprised of shares of preferred stock. In 2004, $20,677 of the preferred shares were redeemed leaving a balance of $8,000 as at June 30, 2004. At that time, Amphibious merged into a successor company, Wetland Equipment Co., Inc. On June 30, 2005, management estimated that its investment was not recoverable from the successor company and wrote off its investment as of that date.

Note 7 - Commitments

The Company used space in the home/office of one of its principals on a month-to-month basis. No rent was paid during the years ended June 30, 2006 and 2005 or for the six months ended December 31, 2006.

Note 8 - Income Taxes

As of December 31, 2006, the company had net operating loss carryforwards of approximately $500,000 expiring from 2009 to 2025.

At this time, the Company does not believe it can predict profitability for the foreseeable future. Accordingly, the deferred tax asset applicable to subsequent operations has been reduced in its entirety by the valuation allowance. The benefits of net operating losses will not be recognized until management determines that realization is more likely than not to occur.

7 of 10

Note 9 - Income Taxes (Continued)

The following is a schedule of the deferred tax asset and applicable valuation allowance:

Six Months ended December 31, 2006
Net operating loss carryforward	$500,000
Deferred tax asset	172,000
Valuation allowance	(172,000)
Net deferred tax asset	$-0-

The reconciliation of estimated income taxes attributed to operations at statutory rates to the reported income tax expense (benefit) is as follows:

	2006	2005
Expected federal tax at statutory rates	$(5,800)	$(2,600)
Change in valuation allowance	5,800	2,600
	-0-	-0-

Note 10 - Related Party Transactions

A.
The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.
Some of the company’s bills have been paid by its president and CEO as well as other companies and individuals affiliated with the president. As of December 31, 2006 a total of $24,450 is owed to the related parties as follows:

Kuno Laren	$8,750
Kumala, Inc.	13,000
Norman King	2,700

8 of 10

Kalex Corp. is a public shell and conducts no business at present. Its primary intent is to find and interest an active business in a reverse merger. To that end, management and major shareholders have provided time and invested small amounts of cash to pay for expenses associated with merger negations.

Item 3. Control and Procedures

The need for Controls and Procedures, at present, is minimal. Two people - President and Secretary - handle all communications and finances. A third person joins them, as Director, and attends quarterly BOD meetings. If anything of significance happens, stockholders are informed by mail. Annually the Corporation files an Annual Report (starting 6/30/06 - audited) which contains financials as well as comments by the President. Also included is a Proxy for shareholders to vote and Supplemental information pursuant to Rule 15c. Other accounting disciplines are described as follows:

1) The interim financial information has been prepared in conformity with generally accepted accounting principles applicable to the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. The interim financial information includes all disclosures required to be included by the laws and regulations to which the Company is subject.

2) We have designed our internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of interim financial information for external purposes in accordance with generally accepted accounting principles.

3) We have disclosed all deficiencies in the design or operation of internal control over financial reporting, including separately disclosing all such deficiencies that we believe to be significant deficiencies or material weaknesses in internal control over financial reporting.

4) Management’s certification regarding internal control over financial reporting as of 12/31/07 discloses any changes in the Company’s internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

5) Our report reflects (a) all financial records and related data; (b) all minutes of the meetings of stockholders, directors and committees of directors, or; (c) summaries of actions of recent meetings for which minutes have not yet been prepared. All significant board and committee actions are included in the summaries

6) There have been no communications from the SEC or other regulatory agencies regarding noncompliance with, or deficiencies, in financial reporting practices.

7) There are no material transactions that have not been properly recorded in the accounting records underlying the interim financial information.

8) We acknowledge our responsibility for the design and implementation of programs and controls to prevent and detect fraud.

9) We have no knowledge of any fraud or suspected fraud affecting the Company involving (a) Management; (b) employees who have significant roles in internal control over financial reporting; or (c) Others where the fraud could have a material effect on the interim financial information.

10) We have no knowledge of any allegations of fraud or suspected fraud affecting the Company received in communications from employees, former employees, analysts, regulators, short sellers, or others.

11) The Company has plans and intentions that may materially affect the carrying value or classification of assets and liabilities and will report promptly to all concerned when such plans are identifiable.

12) The following have been properly recorded or disclosed in the interim financial information: (a) Related-party transactions, including sales, purchases, loans, transfers, leasing arrangements and guarantees, and amounts receivable from or payable to related parties. (b) Guarantees, whether written or oral, under which the Company is contingently liable. (c) Significant estimates and material concentrations known to management that are required to be disclosed in accordance with the AICPA Statement of Position 94-6, (“disclosure of Certain Significant Risks and Uncertainties.”)

13) There are no (a) Violations or possible violations of laws or regulations whose effects should be considered for disclosure in the interim financial information or as a basis for recording a loss contingency. (b) Unasserted claims or assessments that are probable of assertion and must be disclosed in accordance with FASB Statement No. 5, “Accounting for Contingencies”. (c) Other liabilities or gain, or loss contingencies that are required to be accrued or disclosed by FASB Statement #5.

9 of 10

14) The Company has appropriately reconciled its general ledger accounts to the related supporting information. All reconciling items considered to be material were identified and included on the reconciliations and were appropriately adjusted to the interim financial information. All intra-company and inter-company accounts have been eliminated or appropriately measured and considered for disclosure in the interim financial information.

15) We have complied with all aspects of contractual agreements that would have a material effect on the interim financial information in the event of noncompliance.

16) The Company has not issued any shares of stock for the three months ended December 31, 2007.

18. To the best of our knowledge and belief, no events have occurred subsequent to the balance sheet date and through the date of this letter that would require adjustment to or disclosure in the interim financial information referred to above.

Part II OTHER INFORMATION

Item 1 - Legal Proceedings	-	None

Item 2 - Changes in Securities	-	None

Item 3 - Defaults Upon Senior Securities	-	None

Item 4 - Submission of Matters to a Vote of Stockholders	-	None

Item 6 - Exhibits and Reports on Form 8-K	-	None

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on this 9th day of February, 2007.

KALEX Corp.
BY:		BY:
	Kuno Laren, President		Inga Lamonaca, Secretary

10 of 10