Form 10QSB
period 2007-03-31
KALEX CORP
filed 2007-05-07
CIK 1372620

TO:	United States Securities and Exchange Commission, Washington, D. C. 20549

FROM:	KALEX CORP., 2401 Pennsylvania Ave., #21A2, Philadelphia, PA 19130.

RE:	Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT 0F 1934

For the Quarter Ended March 31, 2007

Commission File Number 000-52177

KALEX CORP.

Incorporated in Delaware in 1984	Tax ID - 13-3305161

Executive Office	2401 Pennsylvania Ave., #21A2,
Philadelphia, PA 19130

Tel -- 212-889-7676	Other: Fax – 212-779-1451	E-mail: rist1@juno.com

In the past 9 months Kalex has filed an audited statement for the fiscal year ended 6/30/06 and unaudited quarterly reports for the quarterly periods ended 9/30/06 and 12/31/06.

Number of shares of Common Stock outstanding at 3/31/07 - 725,200

Traditional Small Business Disclosure Format: YES

KALEX Corp.
Form 10-QSB
Quarterly Report
For Three Months Ended March 31, 2007

Part I.	Financial Information

	Item 1.	Financial Statements:

	Unaudited Balance Sheets - 3/31/07		Page 3

	Unaudited Statements of Operations - 3 months ended 3/31/07 and 3/31/06		Page 4

	Unaudited Statements of Cash Flows - 3 months ended 3/31/07 and 3/31/06		Page 5

	Notes to Unaudited Financial Statements - 3/31/07		Pages 6 - 8

	Item 2.	Management Discussion of Financials	Page 9

	Item 3.	Control and Procedures	Page 9

Part II	Other Information:

	Item 1.	Legal Proceedings	Page 10
	Item 2.	Changes in Securities	Page 10
	Item 3.	Defaults Upon Senior Securities	Page 10
	Item 4.	Submissions of Matters to a Vote of Stockholders	Page 10
	Item 6.	Exhibits and Reports on Form 8-K	Page 10

I T E M 1 - FINANCIAL STATEMENTS
Kalex Corp.
Balance Sheet (Unaudited)

March 31. 2007
ASSETS

Current Assets

Cash	$4,093

Investment in Wetland	$-

Total Assets	$4,093

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accrued Payables and accrued liabilities	$1,100
Due to Affiliates	24,050

Total Current Liabilities	25,150

Stockholders’ Equity (Deficit)
Preferred Stock ($1.00 par); 100,000 shs. authorized	-
No shares issued and outstanding

Common Stock ($.01 par); 2,000,000 shs. authorized
800,000 shs. issued; 725,200 shs. Outstanding	8,000
Additional paid-in capital	3,000
Retained Earnings (Deficit)	(9,032)
Treasury Stock, 74,800 shs. At cost	(23,025)

Total Stockholders’ Equity (Deficit)	(21,057)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,093

Kalex Corp.
Statement of Operations and Retained Earnings (Deficit)
(Unaudited)

Three Months Ended
March 31, 2007

Three Months Ended
March 31, 2007

Revenues	$57

Expenses	1,727

Net Loss	(1,670)
Retained earnings (deficit) beginning of period	(7,362)

Retained earnings (deficit) end of period	$(9,032)

Diluted loss per share based on 725,200
weighted average shares outstanding	$(0.00)

The accompanying notes are an integral part of the statements

Kalex Corp.
Statement of Cash Flows ( Unaudited)

Three Months Ended
March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,670)
Changes in Assets and Liabilities

Net Cash (Applied to) Operating Activities

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Affiliates	-

CASH FLOWS FROM INVESTING ACTIVITIES
Additional paid-in capital	-

Increase (Decrease) in Cash	(1,670)

Cash - Beginning of the Period	5,763

Cash - End of the Period	$4,093

SUPPLEMENTAL INFORMATION

Cash Paid for Interest
Cash Paid for Taxes

The accompanying notes are an integral part of the statement

KALEX CORP.
Notes to Financial Statements
March 31, 2007

Note 1	ORGANIZATION AND DESCRIPTION OF BUSINESS

Kalex Corp. (“the Company”) was incorporated in 1984 under the laws of Delaware. The Company is a publicly owned holding company, not currently operating in any business. The Company, through a wholly owned subsidiary, was previously in the real estate business.

BASIS OF PRESENTATION

The financial statements have been prepared on a going-concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred losses in the last three years and has minimal cash. The Company has relied on cash infusion from parties related to its President and CEO. Unless these continue, substantial doubt exists about the Company’s ability to fund future operation.

Note 2	IMPAIRMENT OF LONG-LIVED ASSETS

The Company regularly reviews long-lived assets for indicators of impairment. Management’s judgements regarding the existence of impairment indicators are based on performance. Future events could cause management to conclude that impairment indicators exist and that the value of long-lived assets is impaired. When events or circumstances indicate that the carrying amount of an asset may not be recoverable, the fair value of the asset is compared to its carrying value. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value.

The Company’s investment in the preferred shares of a heavy-duty equipment manufacturer, previously shown at cost, has been written off as of June 30, 2005. (See Note 6).

Note 3	LOSS PER COMMON SHARE

Reported losses per share are based on the weighted average number of shares outstanding during the period. Basic loss per share also excludes any dilutive effects of warrants or options.

Note 4	NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

The Company does not believe the adoption of recently issued accounting pronouncements will have a significant impact on its results of operations, financial position or cash flow.

Note 5	PREFERRED STOCK

The Company is authorized to issue 100,000 shares of $1 par value preferred stock. Since June 30, 2003 there have been no preferred shares issued and outstanding. Preferences, dividend, voting power, conversion rights, etc. are determined by the Board of Directors at the time of issuance.

Note 6	INVESTMENT IN MANUFACTURING COMPANY

The Company made a $28,677 investment in Amphibious International Co., Inc., a heavy equipment maker (“Amphibious”) whose stockholders were also stockholders of the Company. The investment is comprised of shares of preferred stock. In 2004, $20,677 of the preferred shares were redeemed, leaving a balance of $8,000 as at June 30, 2004. At that time Amphibious merged into a successor company, Wetland Equipment Co. On June 30, 2005 management estimated that the investment was not recoverable from the successor company and wrote off its investment as of that date.

Note 7	COMMITMENTS

The Company uses space in the home/office of one of its principals on a month-to-month basis. No rent has been paid since June 30, 2005.

Note 8	INCOME TAXES

As of March 31, 2007 the Company had an approximate net operating loss carryforward of $500,000 expiring from 2009 to 2025. At this time, the Company does not believe it can predict profitability for the foreseeable future. Accordingly, the deferred tax asset applicable to subsequent operations has been reduced in its entirety by the valuation allowance. The benefits of net operating losses will not be recognized until management determines that realization is more likely than not to occur.

The following is a schedule of the deferred tax asset and applicable valuation allowance:

Nine Months ended
March 31, 2007
Net operating loss carryforward	$500,000

Deferred tax asset	172,000
Valuation allowance	(172,000)

Net deferred tax asset	$-0-

The reconciliation of estimated income taxes attributed to operations at statutory rates to the reported income tax expense (benefit) is as follows:

	2006	2005

Expected federal tax at statutory rates	$(5,800)	$(2,600)
Change in valuation allowance	5,800	2,600

	-0-	-0-

Note 9	RELATED PARTY TRANSACTIONS

A.	The Company has been operating out of the premises either owned or leased to the CEO of the Company. As the Company is not profitable, no rent has been charged for the last two years.

B.
Some of the Company’s bills have been paid by its executives as well as other companies and individuals affiliated with the executives. As of March 31, 2007 a total of $27,000 is owed to the related parties, as follows:

Kuno Laren	$8,000
Kumala Inc.	13,000
Norman King	6,000

I T E M 2. MANAGEMENT DISCUSSION OF FINANCIALS

Kalex Corp. is a public shell and conducts no business at present. Its primary intent is to find and interest an active business in a reverse merger. To that end, management and major shareholders have provided time and invested small amounts of cash to pay for expenses associated with merger negations.

I T E M 3. CONTROL AND PROCEDURES

The need for Controls and Procedures, at present, is minimal. Two people - President and Secretary - handle all communications and finances. A third person joins them, as Director, and attends quarterly BOD meetings. If anything of significance happens, stockholders are informed by mail.. Annually the Corporation files an Annual Report (starting 6/30/06 - audited) which contains financials as well as comments  by the President. Also included is a Proxy for shareholders to vote and Supplemental Information pursuant to Rule 15c. Other accounting disciplines are described as follows:

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

4)
Management’s certification regarding internal control over financial reporting as of 3/31/07 discloses any changes in the Company’s internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting,

5)`
Our report reflects (a) all financial records and related data; (b) all minutes of the meetings of stockholders, directors and committees of directors, or; ©) summaries of actions of recent meetings for which minutes have not yet been prepared. All significant board and committee actions are included in the summaries

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

9)
We have no knowledge of any fraud or suspected fraud affecting the Company involving (a) management; (b) employees who have significant roles in internal control over financial reporting; or ©) others where the fraud could have a material effect on the interim financial information.

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

12)
The following have been properly recorded or disclosed in the interim financial information: (a) Related-party transactions, including sales, purchases, loans, transfers, leasing arrangements and guarantees, and amounts receivable from or payable to related parties. (b) Guarantees, whether written or oral, under which the Company is contingently liable. ©) Significant estimates and material concentrations known to management that are required to be disclosed in accordance with the AICPA Statement of Position 94-6, (“disclosure of Certain Significant Risks and Uncertainties.”)

13)
There are no (a) Violations or possible violations of laws or regulations whose effects should be considered for disclosure in the interim financial information or as a basis for recording a loss contingency. (b) Unasserted claims or assessments that are probable of assertion and must be disclosed in accordance with FASB Statement No. 5, “Accounting for Contingencies”. ©) Other liabilities or gain, or loss contingencies that are required to be accrued or disclosed by FASB Statement

14)
The Company has appropriately reconciled its general ledger accounts to the related supporting information. All reconciling items considered to be material were identified and included on the reconciliations and were appropriately adjusted to the interim financial information. All intra-company and inter-company accounts have been eliminated or appropriately measured and considered for disclosure in the interim financial information.

15)	We have complied with all aspects of contractual agreements that would have a material effect on the interim financial information in the event of noncompliance.

16)	The Company has not issued any shares of stock for the three months ended March 31, 2007.

17)
To the best of our knowledge and belief, no events have occurred subsequent to the balance sheet date and through the date of this letter that would require adjustment to or disclosure in the interim financial information referred to above.

P A R T II OTHER INFORMATION

Item 1 - Legal Proceedings	-	None

Item 2 - Changes in Securities	-	None

Item 3 - Defaults Upon Senior Securities	-	None

Item 4 - Submission of Matters to a Vote of Stockholders	-	None

Item 6 - Exhibits and Reports on Form 8-K	-	None

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on this 7th day of May, 2007.

KALEX Corp.

BY:	BY:
Kuno Laren, President	Inga Lamonaca, Secretary