Form 10KSB
period 2007-06-30
KALEX CORP
filed 2007-10-23
CIK 1372620

SECURITIES AND EXCHANGE COMMISION
WASHINGTON, D.C. 20549
FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

Commission file number 000-52177

KALEX CORP

Incorporated in Delaware	IRS # 13-3305161

Address:	2401 Pennsylvania Avenue, # 21 A2; Philadelphia, PA 19130

Telephone Number:	215-765-1470

No Securities registered under Section 12(b) of the Exchange Act

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 Par Value

Yes, issuer filed (1) all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

There is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

Issuer's revenues for its most recent fiscal year: $0

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0 as of October 16, 2007

The registrant is a shell company.

Number of shares outstanding of each of the issuer's classes of common equity, as of October 10, 2007: 725,200

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Businss Disclosure Format (Check One): ☐ Yes  ☒ No

PART I

Item 1. BUSINESS

Introduction

Kalex Corp. ("we", "us", "our", the "Company" or the "Registrant") was incorporated in Delaware on May 1, 1984. The Company was organized to engage in the electroplating business, which business was transferred to it's parent Victor Kellering, Inc., an issuer subject to the reporting requirements of the Securities Exchange Act of 1934. Subsequent to the acquisition, the Company's shares were distributed to the Victor Kellering, Inc stockholders. In 1985, the business was sold. In 1996, it disposed of all of its assets except for its plant facility in Brooklyn, NY which was sold in 2001. From 2001 to the present, the Company remained inactive except for its effort to identify possible partners to acquire or merge with. The Company has not concluded any transaction or entered into a letter intent concerning any target business.

The Company is now a "public shell" investigating businesses seeking the perceived advantages of merging with a company having a class of securities registered under the federal securities laws. The Company will not limit its potential candidate target enterprises to any specific business, industry or geographical location.

Competition

The Company faces vast competition from other shell companies as well as from large number of established and well financed entities, venture capital firms and investment banks for a limited number of viable businesses interested in "going public".

Employees

The Company had no paid employees as of June 30, 2007.

RISK FACTORS

An investment in our securities is highly speculative, and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decisions.

Possible Conflicts of Interest

Principals of the Company are also principals of other "public shells" and private companies. Conflicts may arise, in the pursuit of business combinations, between the Company and other entities in which our principals have investments.

No current operations and minimal assets

The Company has had no recent operating history nor any revenues or earnings from operations since it disposed of its assets. Until the consummation of a business combination the Company is likely to continue to sustain expenses without corresponding revenues. Principals who have financed the search for potential merger partners are not required to continue such funding.

Speculative nature of the Company's proposed operations

The success of the Company's proposed plan of operations will depend, to a great extent, on the management, operations and financial condition of the identified target company. Management prefers a business combination with an entity having an established operating history and continuing management. There can be no assurance that the Company will succeed in locating candidates meeting such criteria.

Lack of Funds and time for due diligence review

Lack of funds will limit the Company's competitive ability to attract appropriate targets for business combinations. Lack of full time management will impede a thorough due diligence investigation and analysis of a proposed merger target.

No existing agreement for a business combination.

There is no arrangement, agreement, letter of intent or understanding with respect to engaging in a merger with, joint venture with, or acquisition of a private or public business entity. No assurances can be given that the Company will successfully identify, evaluate, negotiate and consummate a suitable combination.

No liquid trading market in the stock currently.

The Common Stock of the Company is quoted on the Pink Sheets and, from time to time, the shares are traded in small volume and sporadically. There is no assurance that a regular, active trading market will develop, and, if developed, that it will be sustained. Consequently the stockholders' ability to trade or pledge shares will be limited.

No revenues unless a business combination is consummated with an operating entity

As a development stage company, Kalex has no current operating revenues. There will be no revenues unless and until the Company successfully merges with or acquires an operating business.

No plans to pay dividends

The Company does not anticipate paying dividends, cash or otherwise, on its common stock.

Item 2 Properties

The Company neither rents nor owns any property. Kalex currently has no policy with respect to investment in real estate, mortgages, other securities or other personal assets.

Item 3. Legal Proceedings

The Company is not party to any legal proceedings, nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceeding.

Item 4. Submission of Matters to a vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 2,000,000 shares of common stock, par value $.01 per share. As of October 10, 2007 there were 725,200 shares of common stock outstanding (excluding 74,800 shares of treasury stock).

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000 shares of preferred stock, par value $1.00 per share (the "Preferred Stock"). The Company has not yet issued any of its preferred stock.

Our common stock is not listed or admitted to quotation on any established trading market. From time to time, quotes for our stock are reported on the Pink Sheets which is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time. Unlike companies the stock of which trades on a stock exchange, companies quoted on the Pink Sheets system do not need to meet quantitative and qualitative listing and maintenance standards or be registered or file reports with the SEC. Investors may obtain quotes for our common stock by entering our symbol, KLXC, in the input box of the Web site pinksheets.com. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

The high and low sales prices for our common stock, as reported by the Pink Sheets, have been as follows during the two years ended June 30, 2007:

	Twelve Months Ended June 30, 2007		Twelve Months Ended June 30, 2006
Quarter	High	Low	High	Low
1st	$0.15	$0.15	$0.20	$0.15
2nd	0.30	0.15	0.15	0.15
3rd	0.30	0.20	0.15	0.15
4th	0.22	0.21	0.15	0.15

As of December 31, 2006 there were approximately 134 holders of record of our common stock. This number of holders of record does not include beneficial owners of our common stock whose shares are held in the names of various security holders, dealers and clearing agencies.

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Recent Sales of Unregistered Securities

The Company has not issued any securities during the last three years.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company has not realized any revenues from operations since 1995 other than minimal interest payments from past investments. Its plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders to pay for operating expenses until the Company consummates a merger. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

The Company has not conducted any active operations since 1995, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Item 7. Financial Statements.

The Company submits with this report the financial statements and related information listed in the Index to Consolidated Financial statements on page F-1 following this report's signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's management including the President, Principal financial Officer and Secretary, concluded that the Company's disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter of the year ended June 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None

PART III

Item 9. Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding the Company's directors and executive officers:

Name	Age	Position	Term
Kuno Laren	84	President, Director	1996 thru Present
Inga Lamonaca	51	Treasurer, Secretary and Director	1996 thru Present
Allan J. Rude	68	Director	1996 thru Present

The Company's officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Kuno Laren - director, president and chief executive officer of the Company - has been engaged in investment management and investment banking for over fifty years. From 1952 to 1986, Mr. Laren was associated in various capacities with Shearson Hammill, Lehman Brothers, Smith Barney and Janney Montgomery. In the period from 1986 to 2007, Mr. Laren acted as the chief executive officer of AHSI, Inc., Grant Enterprise Ltd. and Kalex Corp., which were involved in various businesses such as nursing homes, armored couriers and plastics. Mr. Laren attended Stockholm University, Park University and was awarded a Masters Degree in Economics by New York University.

Inga Lamonaca - director, treasurer and secretary of the Company since 1996 - is also engaged in real estate and in education. Mrs. Lamonaca graduated from George Washington University and received an MA degree in Education from Queens College. Inga Lamonaca is the daughter of Kuno Laren.

Alan J. Rude has been a member of our board of directors since 1996. Mr. Rude is the founder of R.W. Wentworth & Co. Inc., which provides investment and business development advisory services to a wide range of clients with a concentration in the public sector. R.W. Wentworth was organized in 1998 to deliver competitive financial returns and increased benefits to its clients by incorporating socially responsible economic, environmental, social and corporate factors into strategic investment decisions. Mr. Rude has over 30 years of senior level experience in securities and in entrepreneurial activities. Mr. Rude received a BA in economics from Cornell University and an MBA in finance from the Harvard Business School.

The Board of Directors acts as the audit committee and the Board has no separate committees. The Company does not have a qualified financial expert at this time. The Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended June 30, 2007 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more that 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal account officer or controller, or persons performing similar functions in that our officers and sole director serves in all the above capacities.

Item 10. Executive Compensation

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended June 30, 2007 no directors expenses were reimbursed.

Officer Compensation

The Company has not paid any salaries to any person during the last three years.

SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation			Awards		Payouts
		Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Opton/SARs	LTIP Payouts	All Other Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Kuno Laren	2007	—	—	—	—	—	—	—

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Related Matters

The following table sets forth certain information as of October 10, 2007 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company, and (iii) all officers and directors as a group.

Name and Address		Amount and Nature of Class Beneficial Ownership	Percentage of Class Beneficial Ownership
Kuno Laren	*	261,280	36%
Inga Lamonaca	*	-0-	0
Alan J. Rude	*	1,000	**
World of Magic Inc.	*	200,000	28

*	The address of each person referenced in the table is c/o the Company

**	Less than 1% of class

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Exhibit No.	Exhibit Description	Location

3.1	Certificate of Incorporation	*
3.2	By-laws	*
4.1	Specimen form of common stock certificate	*
31.1
Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-KSB for the year ended June 30, 2007
*
32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith
	(b)	Reports on Form 8-K

None

Item 14. Principal Accountant Fees and Services

The Company's independent registered public accounting firm is Stanley Nanes and Company. For its services rendered in connection with its annual audit, preparation of Form I0-KSB and advisory services for tax compliance, Stanley Nanes and Company charged $900. There were no fees billed for any other services for the fiscal year ended June 30, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kalex Corp.

October 16, 2007	By:	/s/ Kuno Laren
Kuno Laren, Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant, in the capacities and on the dates indicated.

PERSONS	CAPACITY	DATE	SIGNATURE

Kuno Laren	President, Chief Executive Officer, Chief Financial Officer and Director	10/16/07	/s/ Kuno Laren

Inga Lamonaca	Treasurer, Secretary and Director	10/16/07	/s/ Inga Lamonaca

KALEX CORP.

Stanley Nanes and Company
Certified Public Accountants
2401 Pennsylvania Avenue Suite 1A11
Philadelphia, Pennsylvania 19130

September, 2007

Board of Directors and
Stockholders of Kalex Corp.

We have audited the accompanying balance sheet of

KALEX CORPORATION

as of June 30, 2007 and the related statements of operations, shareholder's equity (deficit) and statement of cash flows for each of the two years in the period ended June 30, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kalex Corporation at June 30, 2007 and the results of its operations and cash flows for each of the two years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as an ongoing concern. As more fully described in Note 2, the Company has incurred operating losses in fiscal 2007 and 2006, negative cash flows from operations in fiscal 2007, and has limited cash, factors which raise substantial doubt as to its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Respectfully submitted,

STANLEY NANES Certified Public Accountant

KALEX CORPORATION
BALANCE SHEET
YEAR ENDED JUNE 30, 2007
ASSETS
Current Assets

Cash		$13,523

Total Assets		$13,523

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities

Due to Affliates*		34,700

Stockholder's Equity (Deficit)

Common stock - 5.01 par value, 2,000,000 shares authorized 800,000 shares issued & 725,000 outstanding	8,000
Additional paid in capital	3,000
Retained earnings (Deficit)	(9,152)
Treasury Stock, 74,800 shares at cost	(23,025)

Total stockholder's equity (Deficit)		(21,177)

Total Liabilities and Stockholder's Equity (Deficit)		$13,523

*Affiliates:
Kamala	13,000
Laren	8,000
Grant	10,000
King	3,700
34,700

KALEX CORPORATION
STATEMENT OF OPERATIONS
YEAR ENDED JUNE 30, 2007
	Year Ended
	2007	2006

Revenues:

Interest Income	$247	$84

General and Administrative Expenses	6,036	17,234

Net Loss	(5,789)	(17,150)

Basic and diluted loss per share based on 725,200 weighted average shares of outstanding stock	$(.01)	$(.02)

KALEX CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY(DEFICI)
FOR THE PERIOD JUNE 30, 2006 TO JUNE 30, 2007

Retained Earnings June 30, 2006	$(3,363)

Net Loss for the Year Ended June 30, 2007	(5,789)

Retained Earnings June 30, 2007	$(9,152)

KALEX CORPORATION
STATEMENT OF CASH FLOWS
 YEAR ENDED JUNE 30, 2007

	Year Ended
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(5,789)	$(17,150)

Changes in Assets & Liabilities	(8,000)	5,000

Net Cash (Applied to) Operating Activities	(13,789)	(12,150)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from Affiliates	19,000	15,700
Capital Contributed		3,000
		18,700

Increase in Cash	5,211	6,550

Cash - Beginning of the Year	8,312	1,762

Cash - End of the Year	$13,523	$8,312

KALEX CORPORATION
 NOTES TO FINANCIAL STATEMENT
JUNE 30, 2007

Note 1 Organization and Description of Business

Kalex Corp. ("the Company") was incorporated on March 27, 1984 under the laws of the State of Delaware. The company is a publicly-owned company, not currently operating in any business. The company, through a wholly-owned subsidiary, was previously in the real estate business.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared on a going-concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The company has incurred losses in the last four years an has minimal cash. The company has relied on cash infusions from parties related to the president and CEO of the company, and unless these continue, substantial doubt exists about the company's ability to fund future operations using its existing resources.

Future plans for funding the company include additional infusions from related parties and, or a merger with another company.

Cash and Cash Equivalents

The company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as at June 30, 2007 and 2006.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported assets and liabilities, disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

Impairment of Long-Lived Assets

The company regularly reviews long-lived assets for indicators of impairment. Management's judgments regarding the existence of impairment indicators are based on performance. Future events could cause management to conclude that impairment indicators exist and that the value of long-lived assets is impaired. When events of circumstances indicate that the carrying amount of an asset may not be recoverable, the fair value of the asset is compared to its carrying value. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Basic loss per share also excludes any dilutive effect of warrants.

KALEX CORPORATION
NOTES TO FINANCIAL STATEMENT
JUNE 30, 2007

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

New Authoritative Accounting Pronouncements

The company does not anticipate that the adoption of recently issued account pronouncements will have a significant impact on its results of operations, financial position or cash flow.

Note 3 Preferred Stock

Since June 30, 2003, there have been no preferred shares issued and outstanding. The preferences, dividends, voting power, conversion rights, etc. will be determined by the Board of Directors at the time of issuance.

Note 4 Commitments

The company used space in the home/office of one of its principals on a month-to-month basis. No rent was paid during the yearsended June 30, 2007 and 2006.

Note 5 Income Taxes

As of June 30, 2007, the company had net operating loss carry-forwards of approximately $500,000 expiring from 2009 to 2025.

At this time, the company does not believe it can predict profitability for the foreseeable future. Accordingly, the deferred tax assets applicable to subsequent operations has been reduced in its entirety by the valuation allowance. The benefits of net operating losses will not be recognized until management determines that realization is more likely than not to occur.

Note 6 Related Party Transactions

A.
The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.
Some of the company's bills have been paid by its president and CEO as well as other companies and individuals affiliated with the president. As of June 30, 2007 a total of $34,700 is owed to the related parties as follows:

Kumala,Inc.	$13,000
Kuno Laren	8,000
Grant lnc.	10,000
Norman King	3,700