Form 10QSB
period 2007-09-30
KALEX CORP
filed 2007-12-11
CIK 1372620

TO:	United States Securities and Exchange Commission, Washington, D. C. 20549

FROM:	KALEX CORP., 2401 Pennsylvania Ave., #21A2, Philadelphia, PA 19130.

RE:	Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the Quarter Ended September 30, 2007

Commission File Number 000-52177

KALEX CORP.

Incorporated in Delaware in 1984	Tax ID - 13-3305161

Executive Office:	2401 Pennsylvania Ave., #21A2,
Philadelphia, PA 19130

Tel - 212-889-7676	Other: Fax - 212-779-1451	E-mail: rist@juno.com

In the past 2 years Kalex has filed audited statements for the fiscal years ended 6/30/06 and 6/30/07 and unaudited quarterly reports.

Number of shares of Common Stock outstanding at 9/30/07 - 725,200

Traditional Small Business Disclosure Format:             YES

KALEX Corp.
Form 10-QSB
Quarterly Report
For Three Months Ended September 30, 2007

Part I. Financial Information

Item 1. Financial Statements:
Unaudited Balance Sheets - 9/30/07	Page 3
Unaudited Statements of Operations - 3 months ended 9/30/07 and 3/31/06	Page 4
Unaudited Statements of Cash Flows - 3 months ended 9/30/07	Page 5
Notes to Unaudited Financial Statements - 9/30/07	Page 6 - 7
Item 2. Management Discussion of Financials	Page 8
Item 3. Control and Procedures	Page 8

Part II Other Information:

Item 1. Legal Proceedings	Page 9
Item 2. Changes in Securities	Page 9
Item 3. Defaults Upon Senior Securities	Page 9
Item 4. Submissions of Matters to a Vote of Stockholders	Page 9
Item 6. Exhibits and Reports on Form 8-K	Page 9

KALEX CORPORATION
BALANCE SHEET (Unaudited)
SEPTEMBER 30, 2007

ASSETS
Current Assets		$12,622
Cash
Total Assets		$12,622

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Due to Affiliates*		34,700

Stockholder's Equity (Deficit)
Common stock - $.01 par value, 2,000,000 shares authorized
8,00,000 shares issued & 725,000 outstanding	8,000
Additional paid in capital	3,000
Retained earnings (Deficit)	(10,053)
Treasury Stock, 74,800 shares at cost	(23,025)

Total stockholder's equity (Deficit)		(22,078)
Total Liabilities and Stockholder's Equity (Deficit)		$12,622

* Affiliates:
Kamala	13,000
Laren	8,000
Grant	10,000
King	3,700
34,700

KALEX CORPORATION
STATEMENT OF OPERATIONS & RETAINED EARNINGS (Unaudited)
THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues	$0
General and Administrative Expenses	901
Net Loss	(901)
Retained Earnings (Deficit) 7/1/07	(9,152)
Retained Earnings (Deficit) 9/30/07	$(10,053)

KALEX CORPORATION
STATEMENT OF CASH FLOWS (Unaudited)
THREE MONTHS ENDED SEPTEMBER 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(901)
(Decrease) in Cash	(901)
Cash - Beginning of Period	13,523
Cash - End of Period	$12,622

KALEX CORPORATION
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2007

Note 1 Organization and Description of Business

Kalex Corp. ("the Company") was incorporated on March 27, 1984 under the laws of the State of Delaware. The company is a publicly-owned company, not currently operating in any business.

The company, through a wholly-owned subsidiary, was previously in the real estate business.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared on a going-concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The company has incurred losses in the last four years and has minimal cash. The company has relied on cash infusions from parties related to the president and CEO of the company, and unless these continue, substantial doubt exists about the company's ability to fund future operations using its existing resources.

Future plans for funding the company include additional infusions from related parties and, or a merger with another company.

Cash and Cash Equivalents

The company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as at September 30, 2007.

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
SEPTEMBER 30, 2007

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

Note 4 Commitments

The company used space in the home/office of one of its principals on a month-to-month basis. No rent was paid during the three months ended September 30, 2007.

Note 5 Income Taxes

As of September 30, 2007, the company had net operating loss carry-forwards of approximately $500,000 expiring from 2009 to 2025.

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

B.
Some of the company's bills have been paid by its president and CEO as well as other companies and individuals affiliated with the president. As of September 30, 2007 a total of $34,700 is owed to the related parties as follows:

Kumala, Inc.	$13,000
Kuno Laren	8,000
Grant Inc.	10,000
Norman King	3,700

ITEM 2. MANAGEMENT DISCUSSION OF FINANCIALS

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

4) Management's certification regarding internal control over financial reporting as of 9/30/07 discloses any changes in the Company's internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting,

5) Our report reflects (a) all financial records and related data; (b) all minutes of the meetings of stockholders, directors and committees of directors; or (c) summaries of actions of recent meetings for which minutes have not yet been prepared. All significant board and committee actions are included in the summaries.

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

12) The following have been properly recorded or disclosed in the interim financial information: (a) Related-party transactions, including sales, purchases, loans, transfers, leasing arrangements and guarantees, and amounts receivable from or payable to related parties, (b) Guarantees, whether written or oral, under which the Company is contingently liable, and (c) Significant estimates and material concentrations known to management that are required to be disclosed in accordance with the AICPA Statement of Position 94-6, (''disclosure of Certain Significant Risks and Uncertainties.")

13) There are no (a) Violations or possible violations of laws or regulations whose effects should be considered for disclosure in the interim financial information or as a basis for recording a loss contingency, (b) Unasserted claims or assessments that are probable of assertion and must be disclosed in accordance with FASB Statement No. 5, "Accounting for Contingencies", (c) Other liabilities or gain, or loss contingencies that are required to be accrued or disclosed by FASB Statement.

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

16) The Company has not issued any shares of stock for the three months ended September 30, 2007.

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

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned on this 3rd day of December, 2007.

KALEX Corp.

BY:	BY:
Kuno Laren, President	Inga Lamonaca, Secretary