Form 10-K
period 2010-06-30
KALEX CORP
filed 2011-03-18
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52177

KALEX CORP.
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	13-3305161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fifth Avenue 59th Floor New York, NY 10118-5900
_____________________________________________
(Address of principal executive offices)

347-719-0059
(Registrant’s telephone number, including area code)

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share
_____________________________________________
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $71,130, based on the closing price of $0.15 of the Company’s Common stock on December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.  Shares of Common Stock known by the registrant to be beneficially owned as of January 31, 2011 by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At March 16, 2011, there were 725,200 shares of the registrant’s Common Stock issued and outstanding.
.

KALEX CORP.

FORM 10-K

For The Fiscal Year Ended June 30, 2010

EXPLANATORY NOTE

General.

This is the first periodic report of KALEX CORP. (together with its consolidated subsidiaries, “Kalex”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering periods after September 30, 2007. Readers should be aware that several aspects of this Annual Report on Form 10-K differ from other annual reports. First, this report is for each of the fiscal years ended June 30, 2010, June 30, 2009, and June 30, 2008, in lieu of filing separate reports for each of those years. Second, because of the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission (the “SEC”), the information relating to our business and related matters is focused on our more recent periods after September 30, 2007. Finally, in this report, we are including expanded financial and other disclosures in lieu of filing separate Quarterly Reports on Form 10-Q for each of the quarters ended December 31, 2007 through March 31,2010. We do not intend to file the Quarterly Reports on Form 10-Q for any of the quarters ended December 31, 2007 through March 31,2010.

We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above. In addition, we intend to file, as soon as practicable, our Quarterly Reports on Form 10-Q for each of the quarters ended September 30, 2010 and December 31, 2010.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Kalex Corporation (the “Company”, “we”, “us” or “our”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	Description of Business.

 KALEX CORP. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on May 1, 1984. The Company was initially organized under the name "PENNATE CORP."  On January 2, 1996, a Certificate of Amendment of Certificate of Incorporation was filed with the State of Delaware changing the Company's name to "KALEX CORP."  During the past five years the Company was not actively engaged in any business. The Company’s present business purpose seeks the acquisition of, or merger with, an existing operating business. The Company has conducted negotiations but has not entered into an agreement or letter of intent concerning any target business.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company seeks to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Norman King, the Chairman of the Board of Directors and CEO of the Company.  As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)           Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)           Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)           Strength and diversity of management, either in place or scheduled for recruitment;

(d)           Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)           The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)           The extent to which the business opportunity can be advanced;

(g)           The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)           Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Patents and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Government Regulations

There are no government approvals necessary to conduct our current business.

Employees

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.	Risk Factors.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our management may be involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity.

Our business is difficult to evaluate because we have limited operating history.

After the Company’s business was transferred to its parent Victor Kellering, Inc. the Company has no operating history or revenue and only minimal assets.  Accordingly, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our officers have not entered into a written employment agreement with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

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

As a result of the delay in completing our financial statements, we are currently unable to register securities with the SEC, which may adversely affect our ability to raise, and the cost of raising, future capital.

As a result of the delay in completing our financial statements, we have been and remain unable to register securities for sale by us or for resale by other security holders, which has adversely affected our ability to raise capital. Additionally, following the filing of our Quarterly Reports on Form 10-Q for each of the quarters ended September 30, 2010 and December 31, 2010, we will remain ineligible to use Form S-3 to register securities until we have timely filed all periodic reports under the Exchange Act for at least 12 calendar months.  In the meantime, we would need to use Form S-1 to register securities with the SEC for capital raising transactions or issue such securities in private placements, in either case, increasing the costs of raising capital during that period.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

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

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

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

Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE, or Amex. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would remain eligible to trade on the “pink sheets” or another over-the-counter quotation system such as the OTC Bulletin Board, where our stockholders may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our common stock is quoted on the Pink Sheets and may be traded infrequently and in low volumes,  which may negatively affect your ability to sell your shares at or near the quoted bid prices and may reduce the stock price of your shares.

The shares of our common stock may trade infrequently and in low volumes on the Pink Sheets, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume, and that even if we came to the attention of such institutionally oriented persons, they tend to be risk-averse in this environment and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market.  These factors may have an adverse impact on the trading and price of our securities, and could even result in the loss by investors of all or part of their investment.

You may have difficulty selling our shares because they are deemed “penny stocks.”

Since our common stock is not listed on a national securities exchange, if the trading price of our common stock remains below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-national securities exchange equity security that has a market price of less than $5.00 per share, subject to certain exceptions).  Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse).  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction. Further, no active trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000. This letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

Authorization of preferred stock.

Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Item 1B.	Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.	Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.	[Reserved.]

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

We are presently trading on the “Pink Sheets.”

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders

As of March 16, 2011, we had 132 stockholders of record.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

Neither the Registrant nor any person acting on its behalf offered or sold the securities of the Company by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

The Company is currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

We do not engage in any business activities that provide cash flow.  However, during the next twelve months we anticipate incurring costs related to:

(i)            filing Exchange Act reports, and
(ii)           investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

The Company has not conducted any active operations since June 30, 2008, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Net loss for the years ended June 30, 2008, 2009 and 2010 were $5,074, $2,197, and $4,420,   respectively.

Liquidity and Capital Resources

As of June 30, 2010, the Company had assets equal to $1,833.  This compares with assets of $6,252, comprised exclusively of cash, as of June 30, 2009.  The Company’s current liabilities as of June 30, 2010 totaled $34,700, comprised of monies due to affiliates.  This compares with liabilities of $34,700, as of June 30, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the years ended June 30, 2010, June 30, 2009, and June 30, 2008:

	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Net Cash (Used in) Operating Activities	$(4,420)	$(2,197)	$(5,074)
Net Cash (Used in) Investing Activities	$-	-	-
Net Cash Provided by Financing Activities	$-	$-	$-
Net Increase (Decrease) in Cash and Cash Equivalents	$(4,420)	$(2,197)	$(5,074)

The Company has nominal assets and has generated no revenues. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations in several years, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 to June 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended June 30, 2010 the Company had a net loss of $4,420, consisting of legal, accounting, audit, other professional service fees.

For the fiscal year ended June 30, 2009, the Company had a net loss of $2,197, consisting of legal, accounting, audit, other professional service fees.

For the fiscal year ended June 30, 2008, the Company had a net loss of $5,074, consisting of legal, accounting, audit, other professional service fees.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data.

See the financial statements annexed to this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 29, 2010, Stanley Nanes and Company (the “Former Auditor”) advised KALEX that it resigned as the Company’s independent registered public accounting firm. Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s consolidated financial statements for the year ended June 30, 2007 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The report of the Former Auditor on the Company’s financial statements as of and for the year ended June 30, 2007, contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern.

During the year ended June 30, 2007 and through July 29, 2010, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

During the fiscal year ended June 30, 2007 and through the July 29, 2010 there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The resignation as the Company’s independent registered public accounting firm was approved by the Board of Directors.

On August 19, 2010, the Company hired Labrozzi & Co., PA as its registered public accounting firm.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, the Company’ officers concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the year ended June 30, 2010. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of June 30, 2010.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting since the Company’s last Quarterly Reports on Form 10-Q for eac the quarter ended September 30, 2007 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)           Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers as of March 16, 2011:

Name	Age	Position	Term
Norman King	85	Chairman and Chief Executive Officer	2010 to Present
Arnold F. Sock, Esq.	57	President and Director	2010 to Present
Kuno Laren	86	President and, Director	1996 to 2010
Inga Lamonica	50	Secretary and Treasurer	1996 to 2011
Inga Lamonica	50	Director	1996 to Present
Allan J. Rude	74	Director	1996 thru 2010
Adam Sietz	40	Assistant Secretary and Director	2010 to Present
Leonard Issacson	83	Secretary and Chief Financial Officer	2011 to Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Kuno Laren is a member of the board of directors, president and chief executive officer. Mr. Laren has been engaged in direct investments for over twenty-five years as a successful investor, investment banker and founder and manager of a number of operating companies. From 1952 to 1966, Mr. Laren was associated in various capacities with Shearson Hammill, Lehman Brothers, Smith Barney and Janney Montgomery. In the period from 1986 to 2006, Mr. Laren acted as the chief executive officer of AHSI, Inc. Grant Enterprise Ltd. and Kalex Corp., which were involved in various business such as operating nursing homes, armored couriers and plastics. Mr. Laren attended Stockholm University, Park University and was awarded a Master’s Degree in Economics by New York University. Effective July 10,  2010,  Kuno Laren  resigned  from  his position as President, Chief Executive Officer, and Director  of  the Company.  The resignation of Kuno Laren was not the result of any disagreement with the Company  on  any  matter  relating  to  our  operations,  policies or practices.

Inga Lamonaca has been member of our board of directors, treasurer and secretary since 1996. Mrs. Lamonaca’s principle vocation has been teaching. In addition from 1994 to 2005, she was treasurer of private real estate corp. She received a BA in Education from George Washington University and a MA in Education from Queens College. Ms. Lamonaca resigned as Secretary and Treasurer in January 2011. The resignation of Inga Lamonaca was not the result of any disagreement with the Company on  any  matter  relating  to  our  operations,  policies or practices.

Alan J. Rude has been a member of our board of directors since 1996. Mr. Rude is the founder of R. W. Wentworth & Co. Inc., which provides investment and business development advisory services to a wide range of clients with a concentration in the public sector. R. W. Wentworth was organized in 1998 to deliver competitive financial returns and increased benefits to its clients by incorporating socially responsible economic, environmental, social and corporate factors into strategic investments decisions. Mr. Rude has over 30 years of senior level experience in securities sales and trading, corporate finance and entrepreneurial activities. Mr. Rude received a BA in economics from Cornell University and an MBA in finance from the Harvard Business School. Effective  July 1,  2010,  Allan J. Rude  resigned  from  his position as a Director  of  the Company.  The resignation of Allan Rude was not the result of any disagreement with the Company on  any  matter  relating  to  our  operations,  policies or practices.

Arnold F. Sock was appointed President and a Director in July 2010. He has served as President, Chief Executive Officer, Chief Financial Officer, Corporate Secretary, and/or a director of numerous private companies since 1981, and six public companies since 1998, including 1st Global Financial Corporation from 2004 to 2007, Single Source Financial Services Corporation from 2000 to 2004, and Internet Business’s International, Inc. from 1998 to 1999. He is an Adjunct Assistant Professor at Webster University. He received his Bachelor of Science in Accounting and his Associates in Science in Management from Roger Williams University, his Juris Doctor from The University of West Los Angeles School of Law, and his Master of Laws in Taxation from Golden Gate University Law School. He has been a member of the State Bar of California since 1995.

Norman King was appointed Chief Executive Officer and Chairman of the board of directors on July 10, 2010. Mr. King was educated at Cornell, New York University and New York University Law School. He is an author of 20 books, all by major publishers. Mr. King invented and created the nation's first media buying service, U.S. Media. Mr. King is a Knight of Malta, a media consultant to the United States Senate, and was selected, for three consecutive years, along with Henry Ford and Ralph Nader, as one of America's 10 most important news makers by Advertising Age. Mr. King is Founder, Chairman, and Chief Executive Officer of Who's Who Worldwide, Ltd.

Leonard Issacson was appointed Secretary and Chief Financial Officer in January 2011. Mr. Isaacson is a partner in the law firm of Feder Kasovitz LLP which he joined in 1983. He specializes in real estate, consumer and commercial banking, and estates. He supervises the loan closing department for one of the lending institutions represented by the firm and has extensive experience in drafting consumer and commercial loan documents. He also has extensive experience in land subdivision law, having represented numerous subdivision developers before regulatory agencies and in the preparation of the required filings for the Department of State of the State of New York and the Office of Interstate Land Sales (HUD). He is a member of the Board of Directors of the New York City Chapter of the Association for the Help of Retarded Children. He is active in various other philanthropic and charitable organizations. Mr. Isaacson received his bachelor's degree in business from the City College of New York in 1949. He received his LLB degree from New York University in 1951.

Board Qualifications

The Board believes that each of our directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

Mr. Laren, the President and a director of the Company, is the father of Inga Lamonaca, the Treasurer, Secretary and a director of the Company.

 Audit Committee

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

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended June 30, 2010 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and sole director serves in all the above capacities.

Board Leadership Structure and Role in Risk Oversight

            Due to the small size and non-operational stage of the Company, and its status as a shell company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined.

Our board of directors is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Item 11.	Executive Compensation.

None of the Company’s officers or directors has received any cash remuneration since inception. Officers will not receive any remuneration upon completion of the offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of June 30, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address (A)	Amount and Nature of Beneficial Ownership		Percentage of Class(B)
Kuno Laren	318,000	(C)	44%
Inga Lamonaca	0		0
Allan J. Rude	1,000		*
Norman King	200,000	(D)	28%
All Directors as a group (3 individuals)	519,000		72%
* Less than 1% of class.

A. The address for each person referenced in the table is c/o the Company.
B. Based on 725,200 shares outstanding as of March 16, 2011.
C. Includes 183,200 shares held by certain family members and affiliates of Mr. Laren.
D. Norman King beneficially owns 200,000 shares held by The World of Magic, Inc., an entity wholly owned by Mr. King.

Item 13.	Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

Labrozzi & Co., PA (“Labrozzi”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Labrozzi, as successor to Former Auditor, for professional services rendered for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory filings were $2,000 for the fiscal year s ended June 30, 2008, 2009, and 2010

Audit-Related Fees

There were no fees billed by Labrozzi for assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements for the fiscal years ended June 30, 2008, 2009 and 2010.

Tax Fees

There were no fees billed by Labrozzi for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2008 and 2009 and 2010.

All Other Fees

There were no fees billed by Labrozzi for other products and services for the fiscal years ended June 30, 2008 2009, and 2010.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

 Item 15.   Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description
3.1	Certificate of Incorporation*
3.2	By-Laws*
3.3	Certificate of Amendment of Certificate of Incorporation, dated as of November 29, 1995
3.4	Certificate of Amendment of Certificate of Incorporation, dated as of April 1, 1999
3.5	Certificate of Amendment of Certificate of Incorporation, dated as of November 30, 2010
3.6	Certificate of Correction of Certificate of Amendment, dated as of March 15, 2011
4.1	Specimen form of common stock certificate*
4.2	Certificate of Designation, dated as of March 15, 2011
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (File Number 000-52177) and incorporated herein by reference.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15st day of March, 2011.

KALEX CORP.

By:	/s/ Norman King
Norman King
CEO and Chairman of the Board

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

KALEX CORP.
 (A DELAWARE CORPORATION)
New York, New York

FINANCIAL REPORTS
AT
JUNE 30, 2010

KALEX CORP.
BALANCE SHEETS

June 30,

ASSETS

	2010	2009	2008

Cash and cash equivalents	$1,833	$6,253	$8,450

TOTAL ASSETS	$1,833	$6,253	$8,450

LIABILITIES AND DEFICIENCY IN ASSETS

Due to affiliates	$34,700	$34,700	$34,700

TOTAL LIABILITIES	34,700	34,700	34,700

Preferred stock - $1 par value, 100,000 shares authorized
none outstanding	-	-	-
Common stock - $.01 par value, 50,000,000 shares authorized	8,000	8,000	8,000
800,000 shares issued and 725,200 outstanding
Treasury stock - 74,800 shares	(23,025)	(23,025)	(23,025)
Additional paid in capital	3,000	3,000	3,000
Accumulated deficit	(20,842)	(16,422)	(14,225)

Deficiency in assets	(32,867)	(28,447)	(26,250)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$1,833	$6,253	$8,450

KALEX CORPORATION
STATEMENTS OF OPERATIONS
Years Ended June 30,

	2010	2009	2008

General and administrative expenses	$4,420	$2,197	$5,074

Net loss	$(4,420)	$(2,197)	$(5,074)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	725,200	725,200	725,200

KALEX CORP.
STATEMENTS OF DEFICIENCY IN ASSETS
Years Ended June 30,

	Common Stock
	50,000,000 shares authorized		Additional	Treasury Stock
	Shares	Par Value	Paid-in	No. of		Accumulated
	Issued	$.01 per share	Capital	Shares	Amount	Deficit	Total

DEFICIENCY IN ASSETS - JUNE 30, 2007	800,000	$8,000	$3,000	$74,800	$(23,025)	$(9,151)	$(21,176)

Net loss	-	-	-	-	-	(5,074)	(5,074)

DEFICIENCY IN ASSETS - JUNE 30, 2008	800,000	8,000	3,000	74,800	(23,025)	(14,225)	(26,250)
							-
Net loss	-	-	-	-	-	(2,197)	(2,197)

DEFICIENCY IN ASSETS - JUNE 30, 2009	800,000	8,000	3,000	74,800	(23,025)	(16,422)	(28,447)

Net loss	-	-	-	-	-	(4,420)	(4,420)

DEFICIENCY IN ASSETS - JUNE 30, 2010	800,000	$8,000	$3,000	74,800	$(23,025)	$(20,842)	$(32,867)

KALEX CORP.
STATEMENTS OF CASH FLOWS
Years Ended June 30,

	2010	2009	2008

Cash Flows from Operating Activities
Net loss from operations	$(4,420)	$(2,197)	$(5,074)

Net cash used in operating activities	(4,420)	(2,197)	(5,074)

Net change in cash and cash equivalents	(4,420)	(2,197)	(5,074)
Cash and cash equivalents - beginning of year	6,253	8,450	13,524
Cash and cash equivalents - end of year	$1,833	$6,253	$8,450

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

KALEX CORP.
(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Kalex Corp. ("the Company") was incorporated on March 27, 1984 under the laws of the State of Delaware. The company is a publicly-owned company, not currently operating in any business. The company, through a wholly-owned subsidiary, was previously in the real estate business.

The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is not conducting negotiations with any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

Method of Accounting
The Company maintains its books and prepares its financial statements on the accrual basis of accounting.
Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Loss Per Common Share

Loss per common share is computed in accordance with FASB ASC 260-10 (Prior authoritative literature Statement of Financial Accounting Standards No. 128, “Earnings Per Share”), by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results can differ from those estimates.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740-10 (Prior authoritative literature Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”), using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

Recent Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

Equity Securities

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder’s meetings for all purposes, including the election of directors.  The common stock does not have cumulative voting rights.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock or any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $32,867 at June 30, 2010.

NOTE 3 – DUE TO AFFILIATES

Due to affiliates represents cash advances from various persons who have loaned the company funds. There are no repayment terms.

A.           The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.           Some of the company's bills have been paid by its president and CEO as well as other companies and individuals affiliated with the president. As of June 30, 2010 a total of $34,700 is owed to the related parties as follows:

Kumala,Inc.	$13,000
Kuno Laren	8,000
Grant lnc.	10,000
Norman King	3,700

NOTE 4 – SUBSEQUENT EVENTS

A stock agreement was executed on July 12, 2010 between the Company and Bruce Zigler of American Marketing Complex International. The company exchanged 60 million shares of common stock for $15 million dollars worth of cash equivalent media credits. Media credits are dollar for dollar prepaid advertising expenses designed for the placement of media and advertorials through newspapers, radio, television, and Internet platforms. The agreement expires December 1, 2015 with extension provisions through December 1, 2020.

The Articles of Incorporation were amended on November 30th, 2010 authorizing 800,000,000 shares of common stock having a par value of $.00001 per share and 2,000 shares of preferred stock having a par value of $.00001 per share.

On March 15, 2010, in accordance with Section 141(f) of the Delaware Corporation Law and the Bylaws of the Company, the Board of Directors unanimously approved the designation of 1,000 authorized preferred shares, which were deemed Series A Convertible Preferred Stock and such preferred shares have the right to convert into 200,000 shares of common stock per share of Series A Convertible Preferred Stock.  The class of 1,000 shares of Series A Convertible Preferred Stock have the number of votes equal to that number of common shares which is not less than 51% of the vote required to approve any action.  Upon conversion of any portion of the 1,000 shares of Series A Convertible Preferred Stock, the 51% voting power is reduced proportionately by the aggregate number of shares converted.

On March 15, 2010, the Board of Directors unanimously approved the issuance of 1,000 shares of Series A Convertible Preferred Stock to Norman King, the Chairman of the Board and CEO in consideration of the financial and other assistance provided to the Company over many years, including, among other acts, the payment of various  Company fees and expenses, and lately, leasing of the Company's headquarters at the Empire State Building in his name, and with regard to his extensive current efforts to assist the Company in acquiring an operating entity, and potentially more than one, and his orchestration of the future growth of the Company through his connections, relationships, and associations, and after review by his counsel, an expert in the transactions and activities of public companies.

NOTE 5 – QUARTERLY FINANCIALS

               The following financial information is presented as delinquent quarterly filings commencing the second quarter ending December 31, 2007. No comparative data has been compiled due to the fact that Kalex was considered an inactive company with no operations as defined by Regulation S-K Article 3-11:

Financial Statements for Quarter Ended December 31, 2007

KALEX CORP.
Balance Sheets
(Unaudited)

	December 31,	June 30,
	2007	2007

ASSETS

Cash	$10,986	$13,523

Total Assets	$10,986	$13,523

LIABILITIES AND SHAREHOLDERS; EQUITY

Due to related parties	$34,700	$34,700

SHAREHOLDERS' EQUITY

Preferred stock (100,000 shares authorized:	-	-
par value $1.00; none issued and outstanding)
Common stock (50,000,000 shares authorized;
800,000 shares issued & 725,000 outstanding)	8,000	8,000
Additional paid in capital	3,000	3,000
Accumulated deficit	(11,689)	(9,152)
Treasury stock (74,800 shares at cost)	(23,025)	(23,025)

Total shareholders' deficit	(23,714)	(21,177)

Total Liabilities and Shareholders' Deficit	$10,986	$13,523

KALEX CORP.
Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

General and administrative expenses	$1,269	$1,447	$2,537	$3,999

Net loss	$(1,269)	$(1,447)	$(2,537)	$(3,999)

Basic and diluted loss per share based on
725,200 weighted average shares	$(0.00)	$(0.00)	$(0.00)	$(0.01)
of outstanding stock

KALEX CORP.
Statements of Cash Flows
(Unaudited)

	For the six months ended
	December 31,	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,537)	$(3,999)
Changes in Assets and Liabilities	-	(7,300)

Net cash used in operating activities	(2,537)	(11,299)

CASH FLOWS FROM OPERATING ACTIVITIES
Advances from affiliates	-	8,750

Net cash provided by operating activities	-	8,750

Decrease in Cash	(2,537)	(2,549)

CASH BEGINNING BALANCE	13,523	8,312

CASH ENDING BALANCE	$10,986	$5,763

Financial Statements for Quarter Ended March 31, 2008

KALEX CORP.
Balance Sheets
(Unaudited)

	March 31,	June 30,
	2008	2007

ASSETS

Cash	$10,486	$13,523

Total Assets	$10,486	$13,523

LIABILITIES AND SHAREHOLDERS; EQUITY

Due to related parties	$34,700	$34,700

SHAREHOLDERS' EQUITY

Preferred stock (100,000 shares authorized:	-	-
par value $1.00; none issued and outstanding)
Common stock (50,000,000 shares authorized;
800,000 shares issued & 725,000 outstanding)	8,000	8,000
Additional paid in capital	3,000	3,000
Accumulated deficit	(12,189)	(9,152)
Treasury stock (74,800 shares at cost)	(23,025)	(23,025)

Total shareholders' deficit	(24,214)	(21,177)

Total Liabilities and Shareholders' Deficit	$10,486	$13,523

KALEX CORP.
Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007

General and administrative expenses	$1,269	$1,670	$3,037	$3,395

Net loss	$(1,269)	$(1,670)	$(3,037)	$(3,395)

Basic and diluted loss per share based on
725,200 weighted average shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)
of outstanding stock

KALEX CORP.
Statements of Cash Flows
(Unaudited)

	For the six months ended
	March 31,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,037)	$(3,395)

Decrease in Cash	(3,037)	(3,395)

CASH BEGINNING BALANCE	13,523	8,312

CASH ENDING BALANCE	$10,486	$4,918

Financial Statements for Quarter Ended September 30, 2008

KALEX CORP.
Balance Sheets
(Unaudited)

	September 30,	June 30,
	2008	2008

ASSETS

Cash	$7,901	$8,450

Total Assets	$7,901	$8,450

LIABILITIES AND SHAREHOLDERS; EQUITY

Due to related parties	$34,700	$34,700

SHAREHOLDERS' EQUITY

Preferred stock (100,000 shares authorized:	-	-
par value $1.00; none issued and outstanding)
Common stock (50,000,000 shares authorized;
800,000 shares issued & 725,000 outstanding)	8,000	8,000
Additional paid in capital	3,000	3,000
Accumulated deficit	(14,774)	(14,225)
Treasury stock (74,800 shares at cost)	(23,025)	(23,025)

Total shareholders' deficit	(26,799)	(26,250)

Total Liabilities and Shareholders' Deficit	$7,901	$8,450

KALEX CORP.
Statements of Operations
(Unaudited)

	For the three months ended
	September 30,	September 30,
	2008	2007

General and administrative expenses	$549	$901

Net loss	$(549)	$(901)

Basic and diluted loss per share based on
725,200 weighted average shares	$(0.00)	$(0.00)
of outstanding stock

KALEX CORP.
Statements of Cash Flows
(Unaudited)

	For the three months ended
	September 30,	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(549)	$(901)

Decrease in Cash	(549)	(901)

CASH BEGINNING BALANCE	8,450	13,523

CASH ENDING BALANCE	$7,901	$12,622

Financial Statements for Quarter Ended December 31, 2008

KALEX CORP.
Balance Sheets
(Unaudited)

	December 31,	June 30,
	2008	2008

ASSETS

Cash	$7,352	$8,450

Total Assets	$7,352	$8,450

LIABILITIES AND SHAREHOLDERS; EQUITY

Due to related parties	$34,700	$34,700

SHAREHOLDERS' EQUITY

Preferred stock (100,000 shares authorized:	-	-
par value $1.00; none issued and outstanding)
Common stock (50,000,000 shares authorized;
800,000 shares issued & 725,000 outstanding)	8,000	8,000
Additional paid in capital	3,000	3,000
Accumulated deficit	(15,323)	(14,225)
Treasury stock (74,800 shares at cost)	(23,025)	(23,025)

Total shareholders' deficit	(27,348)	(26,250)

Total Liabilities and Shareholders' Deficit	$7,352	$8,450

KALEX CORP.
Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

General and administrative expenses	$549	$1,447	$1,098	$2,537

Net loss	$(549)	$(1,447)	$(1,098)	$(2,537)

Basic and diluted loss per share based on
725,200 weighted average shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)
of outstanding stock

KALEX CORP.
Statements of Cash Flows
(Unaudited)

	For the six months ended
	December 31,	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,098)	$(2,537)

Decrease in Cash	(1,098)	(2,537)

CASH BEGINNING BALANCE	8,450	13,523

CASH ENDING BALANCE	$7,352	$10,986

Financial Statements for Quarter Ended March 31, 2009

KALEX CORP.
Balance Sheets
(Unaudited)

	March 31	June 30,
	2009	2008

ASSETS

Cash	$6,803	$8,450

Total Assets	$6,803	$8,450

LIABILITIES AND SHAREHOLDERS; EQUITY

Due to related parties	$34,700	$34,700

SHAREHOLDERS' EQUITY

Preferred stock (100,000 shares authorized:	-	-
par value $1.00; none issued and outstanding)
Common stock (50,000,000 shares authorized;
800,000 shares issued & 725,000 outstanding)	8,000	8,000
Additional paid in capital	3,000	3,000
Accumulated deficit	(15,872)	(14,225)
Treasury stock (74,800 shares at cost)	(23,025)	(23,025)

Total shareholders' deficit	(27,897)	(26,250)

Total Liabilities and Shareholders' Deficit	$6,803	$8,450

KALEX CORP.
Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	March 31	March 31,	March 31	March 31,
	2009	2008	2009	2008

General and administrative expenses	$549	$1,447	$1,647	$3,037

Net loss	$(549)	$(1,447)	$(1,647)	$(3,037)

Basic and diluted loss per share based on
725,200 weighted average shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)
of outstanding stock

KALEX CORP.
Statements of Cash Flows
(Unaudited)

	For the nine months ended
	March 31	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,647)	$(3,037)

Decrease in Cash	(1,647)	(3,037)

CASH BEGINNING BALANCE	8,450	13,523

CASH ENDING BALANCE	$6,803	$10,486

Financial Statements for Quarter Ended September 30, 2009

KALEX CORP.
Balance Sheets
(Unaudited)

	September 30,	June 30,
	2009	2009

ASSETS

Cash	$5,147	$6,253

Total Assets	$5,147	$6,253

LIABILITIES AND SHAREHOLDERS; EQUITY

Due to related parties	$34,700	$34,700

SHAREHOLDERS' EQUITY

Preferred stock (100,000 shares authorized:	-	-
par value $1.00; none issued and outstanding)
Common stock (50,000,000 shares authorized;
800,000 shares issued & 725,000 outstanding)	8,000	8,000
Additional paid in capital	3,000	3,000
Accumulated deficit	(17,528)	(16,422)
Treasury stock (74,800 shares at cost)	(23,025)	(23,025)

Total shareholders' deficit	(29,553)	(28,447)

Total Liabilities and Shareholders' Deficit	$5,147	$6,253

KALEX CORP.
Statements of Operations
(Unaudited)

	For the three months ended
	September 30	September 30
	2009	2008

General and administrative expenses	$1,105	$549

Net loss	$(1,105)	$(549)

Basic and diluted loss per share based on
725,200 weighted average shares	$(0.00)	$(0.00)

KALEX CORP.
Statements of Cash Flows
(Unaudited)

	For the three months ended
	September 30	September 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,105)	$(549)

Decrease in Cash	(1,105)	(549)

CASH BEGINNING BALANCE	6,252	8,450

CASH ENDING BALANCE	$5,147	$7,901

Financial Statements for Quarter Ended December 31, 2009

KALEX CORP.
Balance Sheets
(Unaudited)

	December 31	June 30,
	2009	2009

ASSETS

Cash	$4,043	$6,253

Total Assets	$4,043	$6,253

LIABILITIES AND SHAREHOLDERS; EQUITY

Due to related parties	$34,700	$34,700

SHAREHOLDERS' EQUITY

Preferred stock (100,000 shares authorized:	-	-
par value $1.00; none issued and outstanding)
Common stock (50,000,000 shares authorized;
800,000 shares issued & 725,000 outstanding)	8,000	8,000
Additional paid in capital	3,000	3,000
Accumulated deficit	(18,632)	(16,422)
Treasury stock (74,800 shares at cost)	(23,025)	(23,025)

Total shareholders' deficit	(30,657)	(28,447)

Total Liabilities and Shareholders' Deficit	$4,043	$6,253

KALEX CORP.
Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	December 31	December 31,	December 31	December 31
	2009	2008	2009	2008

General and administrative expenses	$1,105	$1,447	$2,210	$1,098

Net loss	$(1,105)	$(1,447)	$(2,210)	$(1,098)

Basic and diluted loss per share based on
725,200 weighted average shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)
of outstanding stock

KALEX CORP.
Statements of Cash Flows
(Unaudited)

	For the six months ended
	December 31,	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,210)	$(1,098)

Decrease in Cash	(2,210)	(1,098)

CASH BEGINNING BALANCE	6,253	8,450

CASH ENDING BALANCE	$4,043	$7,352

Financial Statements for Quarter Ended March 31, 2010

KALEX CORP.
Balance Sheets
(Unaudited)

	March 31	June 30,
	2010	2009

ASSETS

Cash	$2,938	$6,253

Total Assets	$2,938	$6,253

LIABILITIES AND SHAREHOLDERS; EQUITY

Due to related parties	$34,700	$34,700

SHAREHOLDERS' EQUITY

Preferred stock (100,000 shares authorized:	-	-
par value $1.00; none issued and outstanding)
Common stock (50,000,000 shares authorized;
800,000 shares issued & 725,000 outstanding)	8,000	8,000
Additional paid in capital	3,000	3,000
Accumulated deficit	(19,737)	(16,422)
Treasury stock (74,800 shares at cost)	(23,025)	(23,025)

Total shareholders' deficit	(31,762)	(28,447)

Total Liabilities and Shareholders' Deficit	$2,938	$6,253

KALEX CORP.
Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	March 31	March 31,	March 31	March 31,
	2010	2009	2010	2009

General and administrative expenses	$276	$412	$3,315	$1,647

Net loss	$(276)	$(412)	$(3,315)	$(1,647)

Basic and diluted loss per share based on
725,200 weighted average shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)
of outstanding stock

KALEX CORP.
Statements of Cash Flows
(Unaudited)

	For the nine months ended
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,315)	$(1,647)

Decrease in Cash	(3,315)	(1,647)

CASH BEGINNING BALANCE	6,253	8,450

CASH ENDING BALANCE	$2,938	$6,803

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kalex Corporation.
New York, New York

We have audited the accompanying balance sheets of Kalex Corp. as of June 30, 2008, 2009, and 2010 and the related statements of operations, deficiency in assets, and statements of cash flows for each of the three years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kalex Corporation as of June 30, 2008, 2009, and 2010 and the results of its operations and its cash flows for the three years then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s  losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Labrozzi & Co., PA

Miami, FL
September 15, 2010