Form 10-Q
period 2010-09-30
KALEX CORP
filed 2012-02-07
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52177

KALEX CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	13-3305161
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification No.)

330 East 33rd Street Suite 15M, New York, NY 10016
(Address of Principal Executive Offices)

(212) 686-7171
 (Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                  Accelerated filer ☐
Non-accelerated filer ☐                                                                                    Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☒  No ☐

As of September 30, 2010, the Issuer had 725,200 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed with the Securities and Exchange Commission to bring KALEX CORP. (the “Company”, “we”, “us”, and “our”) current in its filings and reports under the Securities Exchange Act of 1934.  Accordingly, this quarterly report is intended to be a historical document disclosing the status of the Company as of September 30, 2010 and does not include any subsequent events.  Information for periods subsequent to the three months ended September 30, 2010 is available in our quarterly report on Form 10-Q for the three and six months ended December 31, 2010, in our quarterly report on Form 10-Q for the three and nine months ended March 31, 2011 and in our Annual Report on Form 10-K for the year ended June 30, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

KALEX CORP.
BALANCE SHEETS

ASSETS

	Three Months ended
	September 30,	June 30,
	2010	2010
	(Unaudited)
Cash	$1,833	$1,833
Cash equivalents-media credits	15,000,000	-

Total Assets	$15,001,833	$1.833

LIABILITIES AND DEFICIENCY IN ASSETS

Due to affiliates	$34,700	$34,700
Derivative liability	15,000,000	-

Total Liabilities	15,034,700	34,700

ACCUMULATED DEFICIT:
Preferred stock (100,000 authorized;
par value $1.00; none issued and outstanding)	-	-
Common stock (50,000,000 shares authorized ; $.01 par value 725,200 issued and outstanding)	8,000	8,000
Treasury stock 74,800 shares	(23,025)	(23,025)
Additional paid in capital	3,000	3,000
Accumulated deficit	(20,842)	(20,842)
Total Deficiency in assets	(32,867)	(32,867)

Total Liabilities and deficiency in assets	$15,001,833	$1,833

KALEX CORP.
STATEMENTS OF OPERATIONS

	Three Months ended	Three Months ended
	September 30,	September 30,
	2010	2009
	(Unaudited)

Revenue	$-	$-

Expenses:
General and Administrative	-	550

Net loss	$-	$(550)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	725,200	725,200

	725,200	725,200

KALEX CORP.
STATEMENTS OF CASH FLOWS

	Three Months ended	Three Months ended
	September 30,	September 30,
	2010	2009
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$-	$(550)
Adjustments to reconcile net income to net cash
used in operating activities:
Changes in operating assets and operating liabilities:
Prepaid expenses-media credits	(15,000,000)
Derivative liability	15,000,000

Net cash used in operating activities:	-	(550)

NET DECREASE IN CASH	-	(550)

CASH BEGINNING BALANCE	1,833	6,252

CASH ENDING BALANCE	$1,833	$5,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, and include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period June 30, 2010 and the year then ended were filed on March 18, 2011 with the Securities and Exchange Commission are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Kalex Corp. ("the Company") was incorporated on March 27, 1984 under the laws of the State of Delaware. The company is a publicly-owned company, not currently operating in any business.

The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is conducting negotiations with several target business. No assurances can be given that the Company will be successful in its negotiations with any target company.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $32,867 at September 30, 2010.

NOTE 4 – DUE TO AFFILIATES

Due to affiliates represents cash advances from various persons who have loaned the company funds. There are no repayment terms.

A.
The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.
Some of the company's bills have been paid by its former president and CEO, and its current CEO, as well as other companies and individuals affiliated with them. As of September 30, 2010 a total of $34,700 is owed to the related parties as follows:

Kumala,Inc.	$13,000
Kuno Laren	8,000
Grant lnc.	10,000
Norman King	3,700

NOTE 5 – DERIVATIVE LIABILITY

A stock agreement was executed on July 12, 2010 between the Company and Bruce Zigler. The company is to exchange 60 million shares of common stock for $15 million dollars worth of cash equivalent media credits. Media credits are dollar for dollar prepaid advertising expenses designed for the placement of media and advertorials through newspapers, radio, television, and Internet platforms. The agreement expires December 1, 2015 with extension provisions through December 1, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on March 18, 2011 with the SEC and are hereby referenced.

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

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

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

Recent Events

Departure and Appointment or Election of Officers and Directors

On July 1, 2010, Allan J. Rude resigned from his position as a Director of the Company.  The resignation of Mr. Rude was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices.

On July 10, 2010, Norman King was appointed Chief Executive Officer and Chairman of the Board of Directors of the Company.

On July 10, 2010, Arnold Sock was appointed President and Director of the Company.

On July 10, 2010, Kuno Laren resigned from his position as President, Chief Executive Officer, and Director of the Company.  The resignation of Mr. Laren was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices.

Acquisition of Assets

On July 12, 2010, a stock agreement (the “Agreement”) was executed between the Company and Bruce Zigler.  Pursuant to the Agreement, the company is to exchange 60,000,000 shares of common stock for $15,000,000 worth of cash equivalent media credits. Media credits are dollar for dollar prepaid advertising expenses designed for the placement of media and advertorials through newspapers, radio, television, and Internet platforms.   The agreement expires December 1, 2015 with extension provisions through December 1, 2020.

The parties acknowledged that the Company was not authorized, on the date of the Agreement, to issue the 60,000,000 shares and the Company agreed to undertake all necessary actions within six months of the Agreement in order to make the issuance of such shares possible.  The Agreement further conditions the issuance of the 60,000,000 shares or any portion thereof upon the request of Mr. Zigler or his assignee and that such issuance may not result in Mr. Zigler’s or his assignee’s possession of Common Stock exceeding 9.99% of the outstanding Common Stock of the Company.  The $15,000,000 worth of cash equivalent media credits may be assigned by the Company and were immediately credited to the Company upon execution of the Agreement.

Due to the nature of the contemplated issuance of up to 60,000,000 shares of Common Stock, the Company and Mr. Zigler negotiated a per share purchase price of the Common Stock, which price was equal to $0.25 per share of Common Stock.  The closing price of the Company’s Common Stock on the date the Agreement was executed was $0.055 per share.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  On an on-going basis, management evaluates these estimates and assumptions, including but not limited to those related to revenue recognition and the impairment of long-lived assets, goodwill and other intangible assets.  Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Stock Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Revenue Recognition

We recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition.”  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future.  Although our current chief executive, president, secretary and treasurer have currently foregone full salary payments, we anticipate retroactive and current compensation during 2011.  In addition, we believe in the 2011 fiscal year that the compensation packages required to attract the senior executives we require to execute our business plan will increase our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Liquidity and Capital Resources

As of September 30, 2010, the Company had assets equal to $15,001,833.  This compares with assets of $6,252, comprised exclusively of cash, as of September 30, 2009.  The Company’s current liabilities as of September 30, 2010 totaled $15,034,700, comprised of monies due to affiliates and derivative liabilities (See Note 5).  This compares with the same balance as of September 30, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

Results of Operations

The Company has not conducted any active operations in several years, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 30, 2007 to September 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out, under the supervision and with the participation of our Chief Executive Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.

Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer has concluded that, as of that date, our controls and procedures were not effective because this quarterly report on Form 10-Q is not being filed within the time period specified in the SEC’s rules and forms.  We are committed to improving our financial organization and we are in the process of determining how filing delays may be avoided in the future.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 12, 2010, the Company entered into an agreement with Bruce Zigler whereby in consideration for $15,000,000 of prepaid advertising media credits, the Company agreed to issue, as soon as reasonably practicable and upon Mr. Zigler’s request, an aggregate of 60,000,000 shares of the Company’s common stock.  The sale of the Company’s common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions of an issuer not involving a public offering.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On July 1, 2010, Allan J. Rude resigned from his position as a Director of the Company.  The resignation of Mr. Rude was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices.

On July 10, 2010, Norman King was appointed Chief Executive Officer and Chairman of the Board of Directors of the Company.  Mr. King was educated at Cornell, New York University and New York University Law School. He is an author of 20 books, all by major publishers. Mr. King invented and created the nation's first media buying service, U.S. Media. Mr. King is a Knight of Malta, a media consultant to the United States Senate, and was selected, for three consecutive years, along with Henry Ford and Ralph Nader, as one of America's 10 most important news makers by Advertising Age. Mr. King is Founder, Chairman, and Chief Executive Officer of Who's Who Worldwide, Ltd.

On July 10, 2010, Arnold Sock was appointed President and Director of the Company.  Mr. Sock has served as President, Chief Executive Officer, Chief Financial Officer, Corporate Secretary, and/or a director of numerous private companies since 1981, and six public companies since 1998, including 1st Global Financial Corporation from 2004 to 2007, Single Source Financial Services Corporation from 2000 to 2004, and Internet Business’s International, Inc. from 1998 to 1999. He is an Adjunct Assistant Professor at Webster University. He received his Bachelor of Science in Accounting and his Associates in Science in Management from Roger Williams University, his Juris Doctor from The University of West Los Angeles School of Law, and his Master of Laws in Taxation from Golden Gate University Law School. He has been a member of the State Bar of California since 1995.

On July 10, 2010, Kuno Laren resigned from his position as President, Chief Executive Officer, and Director of the Company.  The resignation of Mr. Laren was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices.

Entry into a Material Definitive Agreement

On July 12, 2010, a stock agreement (the “Agreement”) was executed between the Company and Bruce Zigler.  Pursuant to the Agreement, the company is to exchange 60,000,000 shares of common stock for $15,000,000 worth of cash equivalent media credits. Media credits are dollar for dollar prepaid advertising expenses designed for the placement of media and advertorials through newspapers, radio, television, and Internet platforms.   The agreement expires December 1, 2015 with extension provisions through December 1, 2020.

The parties acknowledged that the Company was not authorized, on the date of the Agreement, to issue the 60,000,000 shares and the Company agreed to undertake all necessary actions within six months of the Agreement in order to make the issuance of such shares possible.  The Agreement further conditions the issuance of the 60,000,000 shares or any portion thereof upon the request of Mr. Zigler or his assignee and that such issuance may not result in Mr. Zigler’s or his assignee’s possession of Common Stock exceeding 9.99% of the outstanding Common Stock of the Company.  The $15,000,000 worth of cash equivalent media credits may be assigned by the Company and were immediately credited to the Company upon execution of the Agreement.

Due to the nature of the contemplated issuance of up to 60,000,000 shares of Common Stock, the Company and Mr. Zigler negotiated a per share purchase price of the Common Stock, which price was equal to $0.25 per share of Common Stock.  The closing price of the Company’s Common Stock on the date the Agreement was executed was $0.055 per share.

Item 6.  Exhibits

10.1	Stock Agreement by and between Kalex Corp, and Bruce Zigler, dated July 12, 2010

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 7, 2012	KALEX CORP.

/s/ Norman King
BY: Norman King
ITS: Chairman of the Board of Directors Chief Executive Officer
(Principal Financial Officer )