Form 10-Q
period 2010-12-31
KALEX CORP
filed 2012-02-07
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52177

KALEX CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	13-3305161
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification No.)

330 W 33rd Street Suite 15M, New York, NY 10016
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

As of December 31, 2010, the Issuer had 800,000,000 authorized shares of common stock and 725,200 issued and outstanding.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed with the Securities and Exchange Commission to bring KALEX CORP. (the “Company”, “we”, “us”, and “our”), current in its filings and reports under the Securities Exchange Act of 1934.  Accordingly, this quarterly report is intended to be a historical document disclosing the status of the Company as of December 31, 2010 and does not include any subsequent events.  Information for periods subsequent to the three and six months ended December 31, 2010 is available in our in our quarterly report on Form 10-Q for the three and nine months ended March 31, 2011 and in our Annual Report on Form 10-K for the year ended June 30, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

KALEX CORP.
BALANCE SHEETS

ASSETS

	Three Months ended
	December 31,	June 30,
	2010	2010
	(Unaudited)
Cash	$1,833	$1,833
Cash equivalents-media credits	15,000,000	-

Total Assets	$15,001,833	$1.833

LIABILITIES AND DEFICIENCY IN ASSETS

Due to affiliates	$34,700	$34,700
Derivative liability	15,000,000	-

Total Liabilities	15,034,700	34,700

ACCUMULATED DEFICIT:
Preferred stock (2,000 authorized;
par value $.00001; none issued and outstanding)		-
Common stock (800,000,000 shares authorized ; $.00001 par value 725,200 issued and outstanding)	73	8,000
Treasury stock 74,800 shares	(23,025)	(23,025)
Additional paid in capital	4,927	3,000
Accumulated deficit	(20,842)	(20,842)
Total Deficiency in assets	(32,867)	(32,867)

Total Liabilities and deficiency in assets	$15,001,833	$1,833

KALEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Revenue	$-	$-	$-	$2

Expenses:
General and Administrative	-	550	-	1,100

Total expenses	-	550	-	1,100

Net loss	-	$(550)	$-	$(1,098)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	267,150,133	725,200	267,150,133	725,200

KALEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended		Three Months ended
	December 31,		December 31,
	2010		2009
	Unaudited
OPERATING ACTIVITIES:
Net loss	$	(-)	$(1,100))
Adjustments to reconcile net income to net cash
used in operating activities:
Changes in operating assets and operating liabilities:
Net cash used in operating activities:	(-	) )	(1,100	) )

NET DECREASE IN CASH	(-)		(1,100)

CASH BEGINNING BALANCE	1,833		6,252

CASH ENDING BALANCE	$1,833		$5,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-		$-
Interest paid	$-		$-

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, and include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period June 30, 2010 and the year then ended were filed on March 18, 2011 with the Securities and Exchange Commission are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $32,867 at December 31, 2010.

NOTE 4 – DUE TO AFFILIATES

Due to affiliates represents cash advances from various persons who have loaned the company funds. There are no repayment terms.

A.
The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.
Some of the company's bills have been paid by its former president and CEO, and its current CEO, as well as other companies and individuals affiliated with them. As of December 31, 2010 a total of $34,700 is owed to the related parties as follows:

Kumala,Inc.	$13,000
Kuno Laren	8,000
Grant lnc.	10,000
Norman King	3,700

NOTE 5 – DERIVATIVE LIABILITY

A stock agreement was executed on July 12, 2010 between the Company and Bruce Zigler. The company agreed to exchange 60 million shares of common stock for $15 million dollars worth of cash equivalent media credits. Media credits are dollar for dollar prepaid advertising expenses designed for the placement of media and advertorials through newspapers, radio, television, and Internet platforms. The agreement expires December 1, 2015 with extension provisions through December 1, 2020.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company amended its Articles of Incorporation in December 2010 authorizing an additional 798,000,000 shares of common stock having a par value of $0.00001 and 2,000 shares of preferred stock having a par value of $0.00001.

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

Recent Events

Amendments to Articles of Incorporation or Bylaws

On December 1, 2010, the Company filed a Certificate of Amendment of Certificate of Incorporation in order to increase the Company’s authorized Common Stock to 800,000,000 shares, having a par value of $0.00001 per share, and to reduce the number of authorize shares of preferred stock from 100,000 shares to 2,000 shares, having a par value of $0.00001 per share.

Departure and Appointment or Election of Officers and Directors

On November 23, 2010, Adam Sietz was elected to the Board of Directors.  Mr. Sietz is the CEO of Sports/Entertainment Media Corporation (“SEM”). He served as president of Big Hug Productions, the consulting, creative, and content production division of SEM since 2005. He worked at WOR-TV in New York as the broadcast operations supervisor.  Mr. Sietz receiving a special achievement Emmy Award for his work on New York Mets broadcasts. He has been teaching and lecturing groups and individuals for almost two decades. Mr. Sietz is an award winning writer, producer, comedian, and actor, having appeared on Broadway, in movies, and on television.

On November 23, 2011, Russell Machover was elected to the Board of Directors.  Mr. Machover is a partner of a stock transfer company, OTC Corporate Transfer Service.  He founded, developed, and operated several successful companies. He has held key positions at private and public companies and at New York investment banking firms throughout his career. Mr. Machover is an advisor to members of the Royal Family of the State of Qatar, the AI-Thani Family.

On November 23, 2011, Noel Raskin was elected to the Board of Directors.  Mr. Raskin has been a faculty member of the Mt. Sinai School of Medicine and of the New York Medical College for over 15 years. He has been a contributing author for over 25 articles, book sections, and medical journals. He was board certified in General Surgery and Thoracic Surgery. He is a member of a number of medical societies and is a Fellow of the American College of Physician Executives, the American College of Chest Physicians, and the American College of Surgeons. He is licensed to practice medicine in New York (since 1978) and in New Jersey (since 1989). He holds a B.A. in Biology from New York University, an M.S. in Medical Science from the University of Brussels, and an M.D. from New York Medical College.

On November 23, 2011, M. Gaby Dakwar was elected to the Board of Directors.  Mr. Dakwar has served as President, CEO, Secretary, and International V.P. of many private companies since 1990, including REL International and Carlton General Foods. He is President of Premier T.G. Inc., which specializes in importing olive oil, balsamic vinegar, and other items. He has extensive experience in imports and exports and also in structuring governmental financing deals for soft loans for humanitarian projects. He attended New York University majoring in Chemistry and Economics.
On December 10, 2010, Adam Sietz was appointed Assistant Secretary of the Company.

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

Stock Compensation

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

Liquidity and Capital Resources

As of December 31, 2010, the Company had cash equal to $15,001,833.  This compares with cash of $5,152, comprised exclusively of cash, as of December 31, 2009.  The Company’s current liabilities as of December 31, 2010 totaled $15,034,700, comprised of monies due to affiliates and derivative liabilities (See Note 5).  This compares with liabilities of $34,700, as of December 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

Results of Operations

The Company has not conducted any active operations in several years, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 30, 2007 to December 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.

Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective because this quarterly report on Form 10-Q is not being filed within the time period specified in the SEC’s rules and forms.  We are committed to improving our financial organization and we are in the process of determining how filing delays may be avoided in the future.

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

None

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On December 1, 2010, the Company filed a Certificate of Amendment of Certificate of Incorporation in order to increase the Company’s authorized Common Stock to 800,000,000 shares, having a par value of $0.00001 per share, and to reduce the number of authorize shares of preferred stock from 100,000 shares to 2,000 shares, having a par value of $0.00001 per share.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 23, 2010, Adam Sietz was elected to the Board of Directors.  Mr. Sietz is the CEO of Sports/Entertainment Media Corporation (“SEM”). He served as president of Big Hug Productions, the consulting, creative, and content production division of SEM since 2005. He worked at WOR-TV in New York as the broadcast operations supervisor.  Mr. Sietz receiving a special achievement Emmy Award for his work on New York Mets broadcasts. He has been teaching and lecturing groups and individuals for almost two decades. Mr. Sietz is an award winning writer, producer, comedian, and actor, having appeared on Broadway, in movies, and on television.

On November 23, 2011, Russell Machover was elected to the Board of Directors.  Mr. Machover is a partner of a stock transfer company, OTC Corporate Transfer Service.  He founded, developed, and operated several successful companies. He has held key positions at private and public companies and at New York investment banking firms throughout his career. Mr. Machover is an advisor to members of the Royal Family of the State of Qatar, the AI-Thani Family.

On November 23, 2011, Noel Raskin was elected to the Board of Directors.  Mr. Raskin has been a faculty member of the Mt. Sinai School of Medicine and of the New York Medical College for over 15 years. He has been a contributing author for over 25 articles, book sections, and medical journals. He was board certified in General Surgery and Thoracic Surgery. He is a member of a number of medical societies and is a Fellow of the American College of Physician Executives, the American College of Chest Physicians, and the American College of Surgeons. He is licensed to practice medicine in New York (since 1978) and in New Jersey (since 1989). He holds a B.A. in Biology from New York University, an M.S. in Medical Science from the University of Brussels, and an M.D. from New York Medical College.

On November 23, 2011, M. Gaby Dakwar was elected to the Board of Directors.  Mr. Dakwar has served as President, CEO, Secretary, and International V.P. of many private companies since 1990, including REL International and Carlton General Foods. He is President of Premier T.G. Inc., which specializes in importing olive oil, balsamic vinegar, and other items. He has extensive experience in imports and exports and also in structuring governmental financing deals for soft loans for humanitarian projects. He attended New York University majoring in Chemistry and Economics.

On December 10, 2010, Adam Sietz was appointed Assistant Secretary of the Company.

Item 6.  Exhibits

3.1	Certificate of Amendment of Certificate of Incorporation, dated as of December 1, 2010

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 7, 2012	KALEX CORP.

/s/ Norman King
BY: Norman King
ITS: Chairman of the Board of Directors (Principal Executive Officer)