Form 10-Q
period 2011-03-31
KALEX CORP
filed 2012-02-07
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, the Issuer had 800,000,000 authorized shares of common stock and 725,200 issued and outstanding.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed with the Securities and Exchange Commission to bring KALEX CORP. (the “Company”, “we”, “us”, and “our”), current in its filings and reports under the Securities Exchange Act of 1934.  Accordingly, this quarterly report is intended to be a historical document disclosing the status of the Company as of December 31, 2010 and does not include any subsequent events.  In addition, we intend to file, as soon as practicable, our Annual Report on Form 10-K for the year ended June 30, 2011.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

KALEX CORP.
BALANCE SHEETS

ASSETS

	Three Months ended
	March 31,	June 30,
	2010	2010
	(Unaudited)
Cash	$1,833	$1,833
Cash equivalents-media credits	15,000,000	-

Total Assets	$15,001,833	$1.833

LIABILITIES AND DEFICIENCY IN ASSETS

Due to affiliates	$34,700	$34,700
Derivative liability	15,000,000	-

Total Liabilities	15,034,700	34,700

ACCUMULATED DEFICIT:
Preferred stock (2,000 authorized;
par value $0.00001; none issued and outstanding)	-	-
Preferred stock Series A (1,000 authorized;
par value $.0001; none issued and outstanding)		-
Common stock (800,000,000 shares authorized ; $.00001 par value 725,200 issued and outstanding)	73	8,000
Treasury stock 74,800 shares	(23,025)	(23,025)
Additional paid in capital	4,927	3,000
Accumulated deficit	(20,842)	(20,842)
Total Deficiency in assets	(32,867)	(32,867)

Total Liabilities and deficiency in assets	$15,001,833	$1,833

KALEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Revenue	$-	$-	$-	$2

Expenses:
General and Administrative	-	1,550	-	2,650

Total expenses	-	1,550	-	2,650

Net loss	-	$(1,550)	$-	$(2,648)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	444,766,756	725,200	444,766,756	725,200

KALEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended	Three Months ended
	March 31,	March 31
	2011	2009
	Unaudited
OPERATING ACTIVITIES:
Net loss	$ (-)	$(2,648)
Adjustments to reconcile net income to net cash
used in operating activities:
Changes in operating assets and operating liabilities:
Net cash used in operating activities:	(-)	(2,648)

NET DECREASE IN CASH	(-)	(2,648)

CASH BEGINNING BALANCE	1,833	6,252

CASH ENDING BALANCE	$1,833	$3,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, and include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period June 30, 2010 and the year then ended were filed on March 18, 2011 with the Securities and Exchange Commission are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $32,867 at March 31, 2011.

NOTE 4 – DUE TO AFFILIATES,
Due to affiliates represents cash advances from various persons who have loaned the company funds. There are no repayment terms.

A.
The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.
Some of the company's bills have been paid by its former president and CEO, and its current CEO, as well as other companies and individuals affiliated with them. As of March 31, 2011, a total of $34,700 is owed to the related parties as follows:

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

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company amended its Articles of Incorporation in December 2010 authorizing an additional 798,000,000 shares of common stock having a par value of $0.00001 and decreasing the number of authorized shares of preferred stock from 100,000 to 2,000, having a par value of $0.00001.

In March 2011, 1,000 shares of the Preferred were designated as Series A Convertible Preferred with a par value of $0.0001. Each Series A share is convertible into Two Hundred thousand (200,000) common shares (conversion ratio).

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on March 31, 2011 with the SEC and are hereby referenced.

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

Recent Events

Amendments to Articles of Incorporation or Bylaws

On March 16, 2011, the Company filed a Certificate of Correction (the “Correction”) to rectify an inadvertent omission of language in the Certificate of Amendment to Certificate of Incorporation filed on December 1, 2010 (the “Amendment”).  The omitted language, which was in the Certificate of Incorporation prior to the Amendment provides the Board of Directors the power to designate and fix the powers, preferences and rights and the qualifications, limitations or restrictions of any number of series of preferred stock.  By filing the Correction the language giving the Board of Directors the power to designate was added back to the Certificate of Incorporation.

On March 17, 2011, the Company filed a Certificate of Designation (the “Designation”) with the State of Delaware designating 1,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”).  The holders of the Company’s Series A Preferred are not entitled to dividends.  Each share of Series A Preferred may be converted into two hundred thousand shares of Common Stock.  Each share of Series A Preferred are entitled to distributions resulting from liquidation, dissolution or winding up of the Company on an as converted and pro rata basis.  In additions, the holder or holders of the entire class of Series A Preferred, together, have the number of votes equal to the number of shares which is not less than fifty one percent of the vote required to approve any action which Delaware law requires to be approved by vote or consent of the Company’s shareholders.

On March 15, 2011, the Board of Directors of the Company, subject to filing the Correction and the Designation, authorized and directed the Company to issue 1,000 shares of Series A Preferred to Norman King (the “Preferred Issuance”).  The Company’s Board of Director’s authorized the Preferred Issuance after due consideration of the financial and advisory assistance Mr. King provided to the Company over many years.  In making such determination, the Board of Directors noted that Mr. King (i) made various payments, on behalf of the Company, to extinguish fees and expenses incurred by the Company, (ii) provided office space for the Company’s headquarters, (iii) introduced various business opportunities to the Company through his connections, relationships and associations, and (iv) provided extensive efforts to assist the Company in acquiring an operating entity.  As of March 31, 2011, the Company had not issued the 1,000 shares of Series A Preferred.

Departure and Appointment or Election of Officers and Directors

In January 2011, Inga Lamonica resigned from her position as Secretary and Treasurer of the Company.  Ms. Lamonica remained a Director of the Company.  The resignation of Ms. Lamonica was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices.

In January 2011, Leonard Issacson was appointed Secretary and Chief Financial Officer of the Company.

On January 10, 2011, Albert Solomon was elected to the Board of Directors.

On January 10, 2011, John H. Jackson was elected to the Board of Directors.

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

Liquidity and Capital Resources

As of March 31, 2011, the Company had cash equal to $15,001,833.  This compares with cash of $3,604, comprised exclusively of cash, as of March 31, 2011.  The Company’s current liabilities as of September 30, 2010 totaled $15,034,700, comprised of monies due to affiliates and the derivative liability (See Note 5).  This compares with liabilities of $34,700, as of March 31, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

Results of Operations

The Company has not conducted any active operations in several years, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from June 30, 2007 to March 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective because this quarterly report on Form 10-Q is not being filed within the time period specified in the SEC’s rules and forms.  We are committed to improving our financial organization and we are in the process of determining how filing delays may be avoided in the future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 15, 2011, the Board of Directors of the Company, subject to filing the Correction and the Designation, authorized and directed the Company to issue 1,000 shares of Series A Preferred to Norman King (the “Preferred Issuance”).  The Company’s Board of Director’s authorized the Preferred Issuance after due consideration of the financial and advisory assistance Mr. King provided to the Company over many years.  In making such determination, the Board of Directors noted that Mr. King (i) made various payments, on behalf of the Company, to extinguish fees and expenses incurred by the Company, (ii) provided office space for the Company’s headquarters, (iii) introduced various business opportunities to the Company through his connections, relationships and associations, and (iv) provided extensive efforts to assist the Company in acquiring an operating entity.  As of March 31, 2011, the Company had not issued the 1,000 shares of Series A Preferred.  Neither the Company nor any person acting on its behalf offered or sold the securities of the Company by means of any form of general solicitation or general advertising.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Entry into a Material Definitive Agreement

On February 3, 2011, the Company entered into an assignment agreement (the “Assignment”) pursuant to which the Company acknowledged and accepted the assignment to American Marketing Complex Int’l Inc. (“AMC”) of that certain stock agreement, dated July 12, 2010, by and between the Company and Bruce Zigler (the “Agreement”).  Pursuant to the Assignment, Mr. Zigler assigned all his rights and obligations under the Agreement and AMC assumed all rights and obligations under the Agreement.  Accordingly, AMC became obligated to the Company to provide the $15,000,000 worth of cash equivalent media credits and the Company became obligated to AMC to issue, upon AMC’s request (subject to certain limitation), 60,000,000 shares of the Company Common Stock.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On March 16, 2011, the Company filed a Certificate of Correction (the “Correction”) to rectify an inadvertent omission of language in the Certificate of Amendment to Certificate of Incorporation filed on December 1, 2010 (the “Amendment”).  The omitted language, which was in the Certificate of Incorporation prior to the Amendment provides the Board of Directors the power to designate and fix the powers, preferences and rights and the qualifications, limitations or restrictions of any number of series of preferred stock.  By filing the Correction the language giving the Board of Directors the power to designate was added back to the Certificate of Incorporation.

On March 17, 2011, the Company filed a Certificate of Designation (the “Designation”) with the State of Delaware designating 1,000 shares of Series A Convertible Preferred Stock (“Series A Preferred”).  The holders of the Company’s Series A Preferred are not entitled to dividends.  Each share of Series A Preferred may be converted into two hundred thousand shares of Common Stock.  Each share of Series A Preferred are entitled to distributions resulting from liquidation, dissolution or winding up of the Company on an as converted and pro rata basis.  In additions, the holder or holders of the entire class of Series A Preferred, together, have the number of votes equal to the number of shares which is not less than fifty one percent of the vote required to approve any action which Delaware law requires to be approved by vote or consent of the Company’s shareholders.

On March 15, 2011, the Board of Directors of the Company, subject to filing the Correction and the Designation, authorized and directed the Company to issue 1,000 shares of Series A Preferred to Norman King (the “Preferred Issuance”).  The Company’s Board of Director’s authorized the Preferred Issuance after due consideration of the financial and advisory assistance Mr. King provided to the Company over many years.  In making such determination, the Board of Directors noted that Mr. King (i) made various payments, on behalf of the Company, to extinguish fees and expenses incurred by the Company, (ii) provided office space for the Company’s headquarters, (iii) introduced various business opportunities to the Company through his connections, relationships and associations, and (iv) provided extensive efforts to assist the Company in acquiring an operating entity.  As of March 31, 2011, the Company had not issued the 1,000 shares of Series A Preferred.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

In January 2011, Inga Lamonica resigned from her position as Secretary and Treasurer of the Company.  Ms. Lamonica remained a Director of the Company.  The resignation of Ms. Lamonica was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices.

In January 2011, Leonard Issacson was appointed Secretary and Chief Financial Officer of the Company.  Mr. Isaacson is a partner in the law firm of Feder Kasovitz LLP which he joined in 1983. He specializes in real estate, consumer and commercial banking, and estates. He supervises the loan closing department for one of the lending institutions represented by the firm and has extensive experience in drafting consumer and commercial loan documents. He also has extensive experience in land subdivision law, having represented numerous subdivision developers before regulatory agencies and in the preparation of the required filings for the Department of State of the State of New York and the Office of Interstate Land Sales (HUD). He is a member of the Board of Directors of the New York City Chapter of the Association for the Help of Retarded Children. He is active in various other philanthropic and charitable organizations. Mr. Isaacson received his bachelor's degree in business from the City College of New York in 1949. He received his LLB degree from New York University in 1951.

On January 10, 2011, Albert Solomon was elected to the Board of Directors.  Mr. Solomon has held the position of dean at a number of universities on both the East and West Coasts. He was a District Director of Instruction for a NJ regional high school district, the General Manager of an educational publishing company, and an in-house consultant for the NY State Education Department. He holds a Bachelor of Arts in English and History, a Master of Arts in English, and a PhD in Educational Administration.

On January 10, 2011, John H. Jackson was elected to the Board of Directors.  Mr. Jackson is the founder of JHJ & Associates, an aviation industry consulting firm. He has held senior management positions including CEO, in sales and marketing, and in other positions with division and company-wide operations responsibilities, with Pan American World Airways, Capital Airlines, Florida Airlines, and Braniff Airlines. He was the officer in charge of the on-site accident control center for the 1982 Air Florida Washington, DC incident, and at the Pan Am Center in London for the 1988 Lockerbie incident.  John has an MBA in marketing from North Texas State University.

Item 6.  Exhibits

3.1	Certificate of Correction of Certificate of Amendment, dated as of March 15, 2011

4.1	Certificate of Designation, dated as of March 15, 2011

10.1	Assignment Agreement, dated February 3, 2011

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: February 7, 2012	KALEX CORP.

/s/ Norman King
BY: Norman King
ITS: Chairman of the Board of Directors (Principal Executive Officer)