Form 10-K
period 2011-06-30
KALEX CORP
filed 2012-02-07
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52177

KALEX CORP.
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	13-3305161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 E 33rd Street Suite 15M New York, NY 10016
_____________________________________________
(Address of principal executive offices)

212-686-7171
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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $103,100, based on the closing price of $0.50 of the Company’s Common stock on June 30, 2011, the last business day of the registrant’s most recently completed fiscal year.

At August 16, 2011, there were 725,200 shares of the registrant’s Common Stock issued and outstanding.

KALEX CORP.

FORM 10-K

For The Fiscal Year Ended June 30, 2011

TABLE OF CONTENTS

		Page

PART I
Item 1.	Description of Business	4

Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 8.	Financial Statements and Supplementary Data	16
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item 9A.	Controls and Procedures	17
Item 9B.	Other Information	18

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	18
Item 11.	Executive Compensation	21
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 13.	Certain Relationships and Related Transactions, and Director Independence	22
Item 14.	Principal Accounting Fees and Services	22

PART IV
Item 15.	Exhibits and Financial Statement Schedules	25
	Signatures	24

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

 KALEX CORP. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on May 1, 1984. The Company was initially organized under the name "PENNATE CORP."  On January 2, 1996, a Certificate of Amendment of Certificate of Incorporation was filed with the State of Delaware changing the Company's name to "KALEX CORP."  During the past five years the Company was not actively engaged in any business.The Company’s present business purpose seeks the acquisition of, or merger with, an existing operating business. The Company has conducted negotiations but has not entered into an agreement or letter of intent concerning any target business.

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

On March 15, 2011, the Board of Directors of the Company, subject to filing the Correction and the Designation, authorized and directed the Company to issue 1,000 shares of Series A Preferred (the “Preferred Issuance”) to Norman King, the Company’s Chief Executive Officer and Chairman of the Board of Directors.  The Company’s Board of Director’s authorized the Preferred Issuance after due consideration of the financial and advisory assistance Mr. King provided to the Company over many years.  In making such determination, the Board of Directors noted that Mr. King (i) made various payments, on behalf of the Company, to extinguish fees and expenses incurred by the Company, (ii) provided office space for the Company’s headquarters, (iii) introduced various business opportunities to the Company through his connections, relationships and associations, and (iv) provided extensive efforts to assist the Company in acquiring an operating entity.  On June 20, 2011, the Company issued the 1,000 shares of Series A Preferred to Mr. King.

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

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.There may be conflicts of interest between our management and our non-management stockholders.

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

As a result of the delay in completing our financial statements, we have been and remain unable to register securities for sale by us or for resale by other security holders, which has adversely affected our ability to raise capital. Additionally, following the filing of our Quarterly Reports on Form 10-Q for the quarter ended December 31, 2011, we will remain ineligible to use Form S-3 to register securities until we have timely filed all periodic reports under the Exchange Act for at least 12 calendar months.  In the meantime, we would need to use Form S-1 to register securities with the SEC for capital raising transactions or issue such securities in private placements, in either case, increasing the costs of raising capital during that period.

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

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests.

Our certificate of incorporation, as amended, authorizes the issuance of up to 2,000 shares of “blank check” preferred stock with designations, rights and preferences as my be determined from time to time by our board of directors.  Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could dilute the interest of and adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

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

Holders

As of August 16, 2011, we had 132 stockholders of record.

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

Recent Sales of Unregistered Securities

In June 2011, the Company issued 1,000 shares of the Company’s Series A Convertible Preferred Stock, par value of $0.0001 (the “Series A Preferred”), to our Chief Executive Officer and Chairman of the Board of Directors, Norman King (the “Preferred Issuance”).  Each share of the Series A Preferred is convertible into two hundred thousand shares of Common Stock.  The class of 1,000 shares of Series A Preferred has the number of votes equal to that number of common shares which is not less than 51% of the vote required to approve any action.  The Company’s Board of Director’s authorized the Preferred Issuance after due consideration of the financial and advisory assistance Mr. King provided to the Company over many years.  In making such determination, the Board of Directors noted that Mr. King (i) made various payments, on behalf of the Company, to extinguish fees and expenses incurred by the Company, (ii) provided office space for the Company’s headquarters, (iii) introduced various business opportunities to the Company through his connections, relationships and associations, and (iv) provided extensive efforts to assist the Company in acquiring an operating entity.  The Series A Preferred were issued in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933.

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

Assets – Prepaid Advertising Expenses

On July 12, 2010, a stock agreement (the “Agreement”) was executed between the Company and Bruce Zigler.  Pursuant to the Agreement, the Company agreed to exchange 60,000,000 shares of common stock for $15,000,000 worth of cash equivalent media credits. Media credits are dollar for dollar prepaid advertising expenses designed for the placement of media and advertorials through newspapers, radio, television, and Internet platforms.   The agreement expires December 1, 2015 with extension provisions through December 1, 2020.

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

On February 3, 2011, the Company entered into an assignment agreement (the “Assignment”) pursuant to which the Company acknowledged and accepted the assignment to American Marketing Complex Int’l Inc. (“AMC”) of the Agreement.  Pursuant to the Assignment, Mr. Zigler assigned all his rights and obligations under the Agreement and AMC assumed all rights and obligations under the Agreement.  Accordingly, AMC became obligated to the Company to provide the $15,000,000 worth of cash equivalent media credits and the Company became obligated to AMC to issue, upon AMC’s request (subject to the 9.99% limitation), 60,000,000 shares of the Company Common Stock.

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

Net loss for the years ended June 30, 2010 and 2011 were $4,420 and $1,283 respectively.

Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $15,000,555.  This compares with assets of $1,833 comprised exclusively of cash, as of June 30, 2010.  The Company’s current liabilities as of June 30, 2011 totaled $15,034,700, comprised of monies due to affiliates and derivative liabilities (See Note 4 to Financial Statements).  This compares with liabilities of $34,700, as of June 30, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the years ended June 30, 2011 and 2010:

	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Net Cash (Used in) Operating Activities	$(1,278)	$(4,420)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$-	$-
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,278)	$(4,420)

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

Results of Operations

The Company has not conducted any active operations in several years, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 to June 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended June 30, 2011 the Company had a net loss of $1,278, consisting of legal, accounting, audit, other professional service fees.  For the fiscal year ended June 30, 2010, the Company had a net loss of $4,420, consisting of legal, accounting, audit, and other professional service fees.

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

None

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, the Company’ officers concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the year ended June 30, 2011. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of June 30, 2011.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting since the Company’s last Quarterly Reports on Form 10-Q for the quarter ended March 31, 2011that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

In June 2011, the Company issued 1,000 shares of the Company’s Series A Convertible Preferred Stock, par value of $0.0001 (the “Series A Preferred”), to our Chief Executive Officer and Chairman of the Board of Directors, Norman King (the “Preferred Issuance”).  Each share of the Series A Preferred is convertible into two hundred thousand shares of Common Stock.  The class of 1,000 shares of Series A Preferred has the number of votes equal to that number of common shares which is not less than 51% of the vote required to approve any action.  The Company’s Board of Director’s authorized the Preferred Issuance after due consideration of the financial and advisory assistance Mr. King provided to the Company over many years.  In making such determination, the Board of Directors noted that Mr. King (i) made various payments, on behalf of the Company, to extinguish fees and expenses incurred by the Company, (ii) provided office space for the Company’s headquarters, (iii) introduced various business opportunities to the Company through his connections, relationships and associations, and (iv) provided extensive efforts to assist the Company in acquiring an operating entity.  The Series A Preferred were issued in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933.

Neither the Registrant nor any person acting on its behalf offered or sold the securities of the Company by means of any form of general solicitation or general advertising.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)           Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers as of June 30, 2011:

Name	Age	Position	Term
Norman King	86	Chairman and Chief Executive Officer	2010 to Present
Arnold F. Sock, Esq.	58	President and Director	2010 to Present
Leonard Issacson	84	Secretary and Chief Financial Officer	2011 to Present
Adam Sietz	41	Assistant Secretary and Director	2010 to Present
Inga Lamonica	51	Director, Secretary and Treasurer	1996 to Present
Russell Machover	55	Director	2003 to Present
Mubada Gaby Dakwar	47	Director	2010 to Present
Noel Raskin	62	Director	2010 to Present
John Jackson	73	Director	2011 to Present
Albert Solomon	75	Director	2011 to Present

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

Adam Sietz was elected to the Board of Directors on November 23, 2010 and Assistant Secretary on December 10, 2010.  Mr. Sietz is the CEO of Sports/Entertainment Media Corporation (“SEM”). He has served as president of Big Hug Productions, the consulting, creative, and content production division of SEM since 2005. He worked at WOR-TV in New York as broadcast operations supervisor and on New York Mets broadcasts, receiving a special achievement Emmy Award. He has been teaching, speaking to, and motivating groups and individuals for almost two decades. Adam is also an award winning writer, producer, comedian, and actor, having appeared on Broadway, in movies, and on television.

Inga Lamonaca has been member of our board of directors, treasurer and secretary since 1996.  In January 2011, Mrs. Lamonica resigned from her position as Secretary and Treasurer of the Company.  Mrs. Lamonaca’s principle vocation has been teaching. In addition from 1994 to 2005, she was treasurer of private real estate corp. She received a BA in Education from George Washington University and a MA in Education from Queens College. Ms. Lamonaca resigned as Secretary and Treasurer in January 2011. The resignation of Inga Lamonaca was not the result of any disagreement with the Company on  any  matter  relating  to  our  operations,  policies or practices.

Mr. Russell Machover was elected to the Board of Directors on November 23, 2010. Russell Machover is a partner in OTC Corporate Transfer Service, a stock transfer company. He has founded, developed, and operated several successful companies. He has held key positions at private and public companies and at New York investment banking firms throughout his career. Mr. Machover is an advisor to members of the Royal Family of the State of Qatar, the AI-Thani Family.

Mubada G. “Gaby” Dakwar was elected to the Board of Directors on November 23, 2010.  Mr. Dakwar has served as President, CEO, Secretary, and International V.P. of many private companies since 1990, including REL International and Carlton General Foods. He is President of Premier T.G. Inc., which specializes in importing olive oil, balsamic vinegar, and other items. He has extensive experience in imports and exports and also in structuring governmental financing deals for soft loans for humanitarian projects. He attended New York University majoring in Chemistry and Economics.

Noel Raskin was elected to the Board of Directors on November 23, 2010.  Mr. Raskin has been a faculty member of the Mt. Sinai School of Medicine and of the New York Medical College for over 15 years. He has been a contributing author for over 25 articles, book sections, and medical journals. He was board certified in General Surgery and Thoracic Surgery. He is a member of a number of medical societies and is a Fellow of the American College of Physician Executives, the American College of Chest Physicians, and the American College of Surgeons. He is licensed to practice medicine in New York (since 1978) and in New Jersey (since 1989). He holds a B.A. in Biology from New York University, an M.S. in Medical Science from the University of Brussels, and an M.D. from New York Medical College.

John H. Jackson was elected to the Board of Directors on January 10, 2011.  Mr. Jackson is the founder of JHJ & Associates, an aviation industry consulting firm. He has held senior management positions including CEO, in sales and marketing, and in other positions with division and company-wide operations responsibilities, with Pan American World Airways, Capital Airlines, Florida Airlines, and Braniff Airlines. He was the officer in charge of the on-site accident control center for the 1982 Air Florida Washington, DC incident, and at the Pan Am Center in London for the 1988 Lockerbie incident.  John has an MBA in marketing from North Texas State University.

Albert E. Solomon was elected to the Board of Directors on January 10, 2011.  Mr. Solomon has held the position of dean at a number of universities on both the East and West Coasts. He was a District Director of Instruction for a NJ regional high school district, the General Manager of an educational publishing company, and an in-house consultant for the NY State Education Department. He holds a Bachelor of Arts in English and History, a Master of Arts in English, and a PhD in Educational Administration.

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

According to our records, our Officers and Directors have not filed the required forms.

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

None of the Company’s officers or directors has received any cash remuneration since inception. Except for the Preferred Issuance to Norman King, our Chief Executive Officer and Chairman, no other securities were issued to any officer or directors. Although no remuneration of any nature has been paid for or on account of services rendered by a director in such capacity, the Company intends to issue common stock to certain directors and officers, based upon the amount and nature of the respective director's or officer's investment in or service to the Company. None of the officers and directors intends to devote more than a few hours a week to our affairs.

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

The following tables set forth certain information as of June 30, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address (A)	Amount and Nature of Beneficial Ownership		Percentage of Class(B)
Leonard Issacson	0		0
Albert Solomon	0		0
John Jackson	0		0
Noel Raskin	0		0
Mubada Gaby Dakwar	0		0
Russell Machover	0		0
Inga Lamonica	0		0
Adam Sietz	0		0
Arnold F. Sock, Esq.	0		0
Norman King	200,200,000	(C)	99.7%
All Directors as a group (9 individuals)	200,200,000		99.7%
American Marketing Complex Int’l Inc.	80,488	(D)	9.99%
Kuno Laren	318,000	(E)	44%
* Less than 1% of class.

(A)	The address for each person referenced in the table is c/o the Company.
(B)
Based on 725,200 shares outstanding as of August 16, 2011. Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all right to purchase common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of August 15, 2011. In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of August 15, 2011 pursuant to the exercise of all right to purchase common stock are deemed to be outstanding for that person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other.

(C)
Norman King beneficially owns 200,000 shares held by The World of Magic, Inc., an entity wholly owned by Mr. King.  Mr. King’s beneficial ownership includes the 200,000,000 shares of Common Stock into which his 1,000 shares of Series A Preferred is convertible.

(D)
The Company agreed to issue to American Marketing Complex Int’l Inc. (“AMC”) 60,000,000 shares pursuant to AMC’s rights under that certain stock agreement, dated July 12, 2010, by and between the Company and Bruce Zigler (the “Agreement”), which Agreement was assigned to AMC pursuant to that certain assignment agreement dated February 3, 2011.  Pursuant to the assigned Agreement, the Company is obligated to issue up to 60,000,000 to AMC, upon AMC’s request, so long as such issuance does not result in AMC’s ownership of 9.99% of the outstanding Common Stock of the Company.  Accordingly, AMC beneficially owns 80,488 shares, which represents AMC’s right to acquire 9.99% of the class of Common Stock within 60 days.

(E)	Includes 183,200 shares held by certain family members and affiliates of Mr. Laren.

Item 13.	Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.	Principal Accounting Fees and Services.

Labrozzi & Co., PA (“Labrozzi”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Labrozzi for professional services rendered for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory filings were $2,500 for the fiscal years ended June 30, 2010, and 2011.

Audit-Related Fees

There were no fees billed by Labrozzi for assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements for the fiscal years ended June 30, 2010 and 2011.

Tax Fees

There were no fees billed by Labrozzi for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2010 and 2011.

All Other Fees

There were no fees billed by Labrozzi for other products and services for the fiscal years ended June 30, 2010 and 2011.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

 Item 15.   Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description
3.1	Certificate of Incorporation(1)
3.2	By-Laws(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated as of November 29, 1995(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated as of April 1, 1999(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated as of November 30, 2010(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated as of December 1, 2010(2)
3.7	Certificate of Correction of Certificate of Amendment, dated as of March 15, 2011(3)
4.1	Specimen form of common stock certificate(1)
4.2	Certificate of Designation, dated as of March 15, 2011(3)
10.1	Stock Agreement by and between Kalex Corp, and Bruce Zigler, dated July 12, 2010(4)
10.2	Assignment Agreement, dated February 3, 2011(3)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (File Number 000-52177) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 and incorporated herein by reference.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of February, 2012.

KALEX CORP.

By:	/s/ Norman King
Norman King
CEO and Chairman of the Board
(Principal Financial Officer)

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

KALEX CORP.
 (A DELAWARE CORPORATION)
New York, New York

FINANCIAL REPORTS
AT
JUNE 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kalex Corporation.
New York, New York

We have audited the accompanying balance sheets of Kalex Corp. as of June 30, 2010and 2011 and the related statements of operations, deficiency in assets, and statements of cash flows for each of the three years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kalex Corporation as of June 30, 2010 and 2011 and the results of its operations and its cash flows for the three years then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s  losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Labrozzi & Co., PA

Miami, FL
September 15, 2011

KALEX CORPORATION
BALANCE SHEET
Years Ended June 30,

ASSETS

	2011	2010

Cash and cash equivalents	$555	$1,833
Prepaid advertising – media credits	15,000,000	-

TOTAL ASSETS	$15,000,555	$1,833

LIABILITIES AND DECIENCY IN ASSETS

Due to affiliates	$34,700	$34,700
Derivative liability	15,000,000	-

TOTAL LIABILITIES	15,034,700	34,700

Preferred stock - $.00001 par value, 2,000 shares authorized
none outstanding	-	-
Convertible Series A Preferred Stock ($0.00001 Par Value; 1,000 Shares Authorized;
1,000 shares issued and outstanding
Common stock - $.01 par value, 2,000,000 shares authorized	8,000	8,000
800,000 shares issued and 725,200 outstanding
Treasury stock - 74,800 shares	(23,025)	(23,025)
Additional paid in capital	3,000	3,000
Accumulated deficit	(22,120)	(20,842)

Deficiency in assets	(34,145)	(32,867)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$15,000,555	$1,833

KALEX CORPORATION
STATEMENTS OF OPERATIONS
Years Ended June 30,

	2011	2010

General and administrative expenses	$1,278	$4,420

Net loss	$(1,278)	$(4,420)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	725,200	725,200

KALEX CORP.
STATEMENTS OF DEFICIENCY IN ASSETS
Years Ended June 30,

	800,000,000 shares authorized		Additional	Treasury Stock
	Shares	Par Value	Paid-in	No. of		Accumulated
	Issued	$.01 per share	Capital	Shares	Amount	Deficit	Total

DEFICIENCY IN ASSETS - JUNE 30, 2008	800,000	$8,000	$3,000	$74,800	$(23,025)	$(14,225)	$(26,250)

Net loss	-	-	-	-	-	(2,197)	(2,197)

DEFICIENCY IN ASSETS - JUNE 30, 2009	800,000	8,000	3,000	74,800	(23,025)	(16,422)	(28,447)

Net loss	-	-	-	-	-	(4,420)	(4,420)

DEFICIENCY IN ASSETS - JUNE 30, 2010	800,000	8,000	3,000	74,800	(23,025)	(20,842)	(32,867)

Net loss	-	-	-	-	-	(1,278)	(1,278)

DEFICIENCY IN ASSETS - JUNE 30, 2011	800,000	$8,000	$3,000	74,800	$(23,025)	$(22,120)	$(34,145)

KALEX CORP.
STATEMENTS OF CASH FLOWS
Years Ended June 30,

	2011	2010

Cash Flows from Operating Activities
Net loss from operations	$(1,278)	$(4,420)

Net cash used in operating activities	(1,278)	(4,420)

Net change in cash and cash equivalents	(1,278)	(4,420)
Cash and cash equivalents - beginning of year	1,833	6,253
Cash and cash equivalents - end of year	$555	$6,253

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $34,142 at June 30, 2011.

NOTE 3 – DUE TO AFFILIATES

Due to affiliates represents cash advances from various persons who have loaned the company funds. There are no repayment terms.

A.           The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.           Some of the company's bills have been paid by its former president and CEO, and its current CEO, as well as other companies and individuals affiliated with them. As of June 30, 2011 a total of $34,700 is owed to the related parties as follows:

Kumala,Inc.	$13,000
Kuno Laren	8,000
Grant lnc.	10,000
Norman King	3,700

NOTE 4 – DERIVATIVE LIABILITY

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

The parties acknowledged that the Company was not authorized, on the date of the Agreement, to issue the 60,000,000 shares.  The Agreement further conditions the issuance of the 60,000,000 shares or any portion thereof upon the request of Mr. Zigler or his assignee and that such issuance may not result in Mr. Zigler’s or his assignee’s possession of Common Stock exceeding 9.99% of the outstanding Common Stock of the Company.

On February 3, 2011, the Company entered into an assignment agreement pursuant to which the Company acknowledged and accepted the assignment to American Marketing Complex Int’l Inc. of all rights and obligations under the July 12, 2010 stock agreement.

NOTE 5 – EQUITY

The Articles of Incorporation were amended on November 30th, 2010 authorizing 800,000,000 shares of common stock having a par value of $.00001 per share and 2,000 shares of preferred stock having a par value of $.00001 per share.

On March 15, 2011, in accordance with Section 141(f) of the Delaware Corporation Law and the Bylaws of the Company, the Board of Directors unanimously approved the designation of 1,000 authorized preferred shares, which were deemed Series A Convertible Preferred Stock and such preferred shares have the right to convert into 200,000 shares of common stock per share of Series A Convertible Preferred Stock.  The class of 1,000 shares of Series A Convertible Preferred Stock have the number of votes equal to that number of common shares which is not less than 51% of the vote required to approve any action.  Upon conversion of any portion of the 1,000 shares of Series A Convertible Preferred Stock, the 51% voting power is reduced proportionately by the aggregate number of shares converted.

On March 15, 2011, the Board of Directors unanimously approved the issuance of 1,000 shares of Series A Convertible Preferred Stock to Norman King, the Chairman of the Board and CEO in consideration of the financial and other assistance provided to the Company over many years, including, among other acts, the payment of various Company fees and expenses, and lately, leasing of the Company's headquarters at the Empire State Building in his name, and with regard to his extensive current efforts to assist the Company in acquiring an operating entity, and potentially more than one, and his orchestration of the future growth of the Company through his connections, relationships, and associations, and after review by his counsel, an expert in the transactions and activities of public companies.