Form 10-K/A
period 2011-06-30
KALEX CORP
filed 2012-05-01
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A

(Amendment No. 1)

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

KALEX CORP.

FORM 10-K

For The Fiscal Year Ended June 30, 2011

Explanatory Note

This Annual Report on Form 10-K/A amends and restates the Annual Report on Form 10-K filed by Kalex Corp. on February 7, 2012.  This Annual Report on Form 10-K/A does not reflect events occurring subsequent to the Annual Report on Form 10-K filed February 7, 2012, unless otherwise indicated.

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

The Company has nominal assets and has generated no revenues. Our consolidated financial statements as of June 30, 2011 have been prepared under the assumption that we will continue as a going concern.  Our ability to continue as a going concern is dependent upon the Company’s ability to obtain capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Management’s plans over the next twelve months with regard to these matters encompass the following actions: (i) continue to search for a business combination that would allow the Company to generate revenues; (ii) continue to rely on certain officers of the Company to provide services, funding and capital resources; and (iii) obtaining funding from new investors to alleviate our working capital deficiency.  Our financial statements do not include any adjustments that might result from the risks and uncertainties in the outcome of management’s plan.

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

A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, we concluded that our internal controls over financial reporting were not effective as of June 30, 2011.  Specifically, during our assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, management identified material weaknesses related to the lack of segregation of duties and the need for stronger financial reporting oversight.  Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP.  Additionally, the Company does not have a formal audit committee, and the Board of Directors does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

Our management is in the process of determining how best to change our current system and implement a more effective system of controls and procedures.  However, given limitations in financial and manpower resources, we may not have the resources to address fully the weaknesses in controls.  No assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

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

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May , 2012 .

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

/s/ Labrozzi & Co., PA

Miami, FL
September 15, 2011

April 30, 2012

KALEX CORPORATION
BALANCE SHEET
Years Ended June 30,

ASSETS

	2011	2010

Cash and cash equivalents	$555	$1,833
Prepaid advertising – media credits	15,000,000	-

TOTAL ASSETS	$15,000,555	$1,833

LIABILITIES AND DECIENCY IN ASSETS

Due to affiliates	$34,700	$34,700
Derivative liability	15,000,000	-

TOTAL LIABILITIES	15,034,700	34,700

Preferred stock - $.00001 par value, 2,000 shares authorized
none outstanding	-	-
Convertible Series A Preferred Stock ($0.00001 Par Value; 1,000 Shares Authorized;
1,000 shares issued and outstanding
Common stock - $.01 par value, 800 ,000,000 shares authorized as of June 30, 2011 and 50,000,000 shares authorized as of June 30, 2010	8,000	8,000
800,000 shares issued and 725,200 outstanding
Treasury stock - 74,800 shares	(23,025)	(23,025)
Additional paid in capital	3,000	3,000
Accumulated deficit	(22,120)	(20,842)

Deficiency in assets	(34,145)	(32,867)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$15,000,555	$1,833

KALEX CORPORATION
STATEMENTS OF OPERATIONS
Years Ended June 30,

	2011	2010

General and administrative expenses	$1,278	$4,420

Net loss	$(1,278)	$(4,420)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	725,200	725,200

KALEX CORP.
STATEMENTS OF DEFICIENCY IN ASSETS
Years Ended June 30,

	800,000,000 shares authorized		Additional	Treasury Stock
	Shares	Par Value	Paid-in	No. of		Accumulated
	Issued	$.01 per share	Capital	Shares	Amount	Deficit	Total

DEFICIENCY IN ASSETS - JUNE 30, 2008	800,000	$8,000	$3,000	$74,800	$(23,025)	$(14,225)	$(26,250)

Net loss	-	-	-	-	-	(2,197)	(2,197)

DEFICIENCY IN ASSETS - JUNE 30, 2009	800,000	8,000	3,000	74,800	(23,025)	(16,422)	(28,447)

Net loss	-	-	-	-	-	(4,420)	(4,420)

DEFICIENCY IN ASSETS - JUNE 30, 2010	800,000	8,000	3,000	74,800	(23,025)	(20,842)	(32,867)

Net loss	-	-	-	-	-	(1,278)	(1,278)

DEFICIENCY IN ASSETS - JUNE 30, 2011	800,000	$8,000	$3,000	74,800	$(23,025)	$(22,120)	$(34,145)

KALEX CORP.
STATEMENTS OF CASH FLOWS
Years Ended June 30,

	2011	2010

Cash Flows from Operating Activities
Net loss from operations	$(1,278)	$(4,420)

Net cash used in operating activities	(1,278)	(4,420)

Net change in cash and cash equivalents	(1,278)	(4,420)
Cash and cash equivalents - beginning of year	1,833	6,253
Cash and cash equivalents - end of year	$555	$6,253

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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