Form 10-K/A
period 2011-06-30
KALEX CORP
filed 2012-12-21
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A

(Amendment No. 2 )

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

330 E 33 rd Street Suite 15M New York, NY 10016
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

KALEX CORP.

FORM 10-K

For The Fiscal Year Ended June 30, 2011

Explanatory Note

This Annual Report on Form 10-K/A amends and restates the Annual Report on Form 10-K filed February 7, 2012 and the Annual Report on Form 10-K/A filed by Kalex Corp. on May 1, 2012.  This Annual Report on Form 10-K/A does not reflect events occurring subsequent to the fiscal year end June 30, 2011, unless otherwise indicated.

Overview

Kalex Corp. (the Company), is filing this Amendment No. 2 to its Annual Report on Form 10-K/A (the “Amendment”) to amend and restate the Company’s previously issued audited financial statements and related financial information as of June 30, 2011, which was originally filed with the Securities and Exchange Commission on February 7, 2012 and amended on May 1, 2012.  As described below and in Note 6 to the financial statements, the restatement adjusts the Company’s accounting for certain assets that the Company no longer owns.

Background

On July 12, 2012, the Company and American Marketing Complex Int’l Inc. (“AMCI”) entered into a rescission agreement (the “Rescission”) whereby the Company and AMCI agreed to declare null and void and of no force and effect, that certain stock agreement dated July 12, 2010 (the “Agreement”).  The Rescission was intended to void, ab initio, the Agreement, treating the Agreement as invalid from the outset.  Accordingly, both the Company and AMCI mutually agreed to release each other of all respective obligations under the Agreement.  As a result of the Recession, the Company was released of its obligation to issue up to 60,000,000 shares of the Company’s common stock to AMCI and AMCI was released of its obligation to provide the Company with $15,000,000 worth of cash equivalent media credits.

As a result of the Rescission the Company’s President concluded that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q (“Quarterly Reports”) for the periods ended September 30, 2010, December 31, 2010 and March 31, 2011 and the Company’s Annual Report on Form 10-K (“Annual Report”) for the periods ended June 30, 2011 could no longer be relied upon because of the treatment of the Agreement as invalid from the outset.  The Company hereby restates the financial statements contained in the Annual Report in order to make the necessary accounting adjustments.

The Company has discussed with Labrozzi & Co., PA, the Company’s independent registered public accounting firm, the effects of the Agreement and the adjustments made herein.

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the fiscal year ended June 30, 2011.  The effect of the restatement on the consolidated balance sheet as of June 30, 2011 is as follows:

June 30, 2011	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$555	$-	$555
Prepaid advertising – media credits	15,000,000	(15,000,000)	-
TOTAL ASSETS	$15,000,555		$555

LIABILITIES AND DEFICIENCY IN ASSETS
Due to affiliates	$34,700	$-	$34,700
Derivative liability	15,000,000	(15,000,000)	-
TOTAL LIABILITIES	$34,700	$-	$34,700

Consistent with the information above, the Company has revised the following items in this Form 10-K/A:

Part II
Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part III
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Part I V
Item 15 – Financial Statements, including Notes 4 and 6 to the Financial Statements

Additionally, in this Amendment, the Company is including currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and a currently dated certification from the Company’s Principal Executive Officer and Principal Financial Officer as require by Section 906 of the Sarbanes-Oxley Act of 2002 in Exhibit 32.1.

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

Recent Sales of Unregistered Securities

In June 2011, the Company issued 1,000 shares of the Company’s Series A Convertible Preferred Stock, par value of $0.0001 (the “Series A Preferred”), to our Chief Executive Officer and Chairman of the Board of Directors, Norman King (the “Preferred Issuance”).  Each share of the Series A Preferred is convertible into two hundred thousand shares of Common Stock.  The class of 1,000 shares of Series A Preferred has the number of votes equal to that number of common shares which is not less than 51% of the vote required to approve any action .  The Company’s Board of Director’s authorized the Preferred Issuance after due consideration of the financial and advisory assistance Mr. King provided to the Company over many years.  In making such determination, the Board of Directors noted that Mr. King (i) made various payments, on behalf of the Company, to extinguish fees and expenses incurred by the Company, (ii) provided office space for the Company’s headquarters, (iii) introduced various business opportunities to the Company through his connections, relationships and associations, and (iv) provided extensive efforts to assist the Company in acquiring an operating entity.  The Series A Preferred were issued in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $555 comprised of cash .  This compares with assets of $1,833 comprised exclusively of cash, as of June 30, 2010.  The Company’s current liabilities as of June 30, 2011 totaled $34,700, comprised of monies due to affiliates.  This compares with liabilities of $34,700, as of June 30, 2010.   The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

In June 2011, the Company issued 1,000 shares of the Company’s Series A Convertible Preferred Stock, par value of $0.0001 (the “Series A Preferred”), to our Chief Executive Officer and Chairman of the Board of Directors, Norman King (the “Preferred Issuance”).  Each share of the Series A Preferred is convertible into two hundred thousand shares of Common Stock.  The class of 1,000 shares of Series A Preferred has the number of votes equal to that number of common shares which is not less than 51% of the vote required to approve any action .  The Company’s Board of Director’s authorized the Preferred Issuance after due consideration of the financial and advisory assistance Mr. King provided to the Company over many years.  In making such determination, the Board of Directors noted that Mr. King (i) made various payments, on behalf of the Company, to extinguish fees and expenses incurred by the Company, (ii) provided office space for the Company’s headquarters, (iii) introduced various business opportunities to the Company through his connections, relationships and associations, and (iv) provided extensive efforts to assist the Company in acquiring an operating entity.  The Series A Preferred were issued in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933.

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

Name and Address (A)	Amount and Nature of Beneficial Ownership		Percentage of Class(B)
Leonard Issacson	0		0
Albert Solomon	0		0
John Jackson	0		0
Noel Raskin	0		0
Mubada Gaby Dakwar	0		0
Russell Machover	0		0
Inga Lamonica	0		0
Adam Sietz	0		0
Arnold F. Sock, Esq.	0		0
Norman King	200,200,000	(C)	99.7%
All Directors as a group (9 individuals)	200,200,000		99.7%
Kuno Laren	318,000	(D)	44%
* Less than 1% of class.

(A)	The address for each person referenced in the table is c/o the Company.
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

(D)	Includes 183,200 shares held by certain family members and affiliates of Mr. Laren.

Item 13.	Certain Relationships and Related Transactions.

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

Item 15.	Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated as of November 29, 1995 (1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated as of April 1, 1999 (1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated as of November 30, 2010 (1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated as of December 1, 2010 (2)
3.7	Certificate of Correction of Certificate of Amendment, dated as of March 15, 2011 (3)
4.1	Specimen form of common stock certificate (1)
4.2	Certificate of Designation, dated as of March 15, 2011 (3)
10.1	Stock Agreement by and between Kalex Corp, and Bruce Zigler, dated July 12, 2010 (4)
10.2	Assignment Agreement, dated February 3, 2011 (3)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (File Number 000-52177) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 and incorporated herein by reference.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the  21st day of December , 2012 .

KALEX CORP.

By:	/s/ Arnold F. Sock
Arnold F. Sock
President (Principal Executive Officer)
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

/s/ Labrozzi & Co., PA

Miami, FL
September 15, 2011
Except as it relates to the matters discussed in the Restatement Note, as to which the date is
December 18, 2012

KALEX CORPORATION
BALANCE SHEET
(Restated)
Years Ended June 30,

ASSETS

	2011 (Restated)	2010

Cash and cash equivalents	$555	$1,833

TOTAL ASSETS	$555	$1,833

LIABILITIES AND DECIENCY IN ASSETS

Due to affiliates	$34,700	$34,700

TOTAL LIABILITIES	15,034,700	34,700

Preferred stock - $.00001 par value, 2,000 shares authorized
none outstanding	-	-
Convertible Series A Preferred Stock ($0.00001 Par Value; 1,000 Shares Authorized;
1,000 shares issued and outstanding
Common stock - $.01 par value, 800 ,000,000 shares authorized as of June 30, 2011 and 50,000,000 shares authorized as of June 30, 2010	8,000	8,000
800,000 shares issued and 725,200 outstanding
Treasury stock - 74,800 shares	(23,025)	(23,025)
Additional paid in capital	3,000	3,000
Accumulated deficit	(22,120)	(20,842)

Deficiency in assets	(34,145)	(32,867)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$555	$1,833

KALEX CORPORATION
STATEMENTS OF OPERATIONS
Years Ended June 30,

	2011	2010

General and administrative expenses	$1,278	$4,420

Net loss	$(1,278)	$(4,420)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	725,200	725,200

KALEX CORP.
STATEMENTS OF DEFICIENCY IN ASSETS
Years Ended June 30,

	800,000,000 shares authorized		Additional	Treasury Stock
	Shares	Par Value	Paid-in	No. of		Accumulated
	Issued	$.01 per share	Capital	Shares	Amount	Deficit	Total

DEFICIENCY IN ASSETS - JUNE 30, 2008	800,000	$8,000	$3,000	$74,800	$(23,025)	$(14,225)	$(26,250)

Net loss	-	-	-	-	-	(2,197)	(2,197)

DEFICIENCY IN ASSETS - JUNE 30, 2009	800,000	8,000	3,000	74,800	(23,025)	(16,422)	(28,447)

Net loss	-	-	-	-	-	(4,420)	(4,420)

DEFICIENCY IN ASSETS - JUNE 30, 2010	800,000	8,000	3,000	74,800	(23,025)	(20,842)	(32,867)

Net loss	-	-	-	-	-	(1,278)	(1,278)

DEFICIENCY IN ASSETS - JUNE 30, 2011	800,000	$8,000	$3,000	74,800	$(23,025)	$(22,120)	$(34,145)

KALEX CORP.
STATEMENTS OF CASH FLOWS
Years Ended June 30,

	2011	2010

Cash Flows from Operating Activities
Net loss from operations	$(1,278)	$(4,420)

Net cash used in operating activities	(1,278)	(4,420)

Net change in cash and cash equivalents	(1,278)	(4,420)
Cash and cash equivalents - beginning of year	1,833	6,253
Cash and cash equivalents - end of year	$555	$6,253

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

NOTE 4 – [REMOVED] (See Note 6)

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

NOTE 6 – RESTATEMENT

Background

On July 12, 2012, the Company and American Marketing Complex Int’l Inc. (“AMCI”) entered into a rescission agreement (the “Rescission”) whereby the Company and AMCI agreed to declare null and void and of no force and effect, that certain stock agreement dated July 12, 2010 (the “Agreement”).  The Rescission was intended to void, ab initio, the Agreement, treating the Agreement as invalid from the outset.  Accordingly, both the Company and AMCI mutually agreed to release each other of all respective obligations under the Agreement.  As a result of the Recession, the Company was released of its obligation to issue up to 60,000,000 shares of the Company’s common stock to AMCI and AMCI was released of its obligation to provide the Company with $15,000,000 worth of cash equivalent media credits.

As a result of the Rescission the Company’s President concluded that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2010, December 31, 2010 and March 31, 2011 and the Company’s Annual Report on Form 10-K for the periods ended June 30, 2011 could no longer be relied upon because of the treatment of the Agreement as invalid from the outset.

The Company has discussed with Labrozzi & Co., PA, the Company’s independent registered public accounting firm, the effects of the Agreement and the reduction of Assets - Prepaid advertising – media credit from $15,000,000 to $0 and the reduction of Liabilities and Deficiency in Assets – Derivative liability from $15,000,000 to $0.

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the fiscal year ended June 30, 2011.  The effect of the restatement on the consolidated balance sheet as of June 30, 2011 is as follows:

June 30, 2011	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$555	$-	$555
Prepaid advertising – media credits	15,000,000	(15,000,000)	-
TOTAL ASSETS	$15,000,555	-	$555

LIABILITIES AND DEFICIENCY IN ASSETS
Due to affiliates	$34,700	$-	$34,700
Derivative liability	15,000,000	(15,000,000)	-
TOTAL LIABILITIES	$34,700	$-	$34,700

Consistent with the information above, the Company has removed from the Notes to Financial Statements the discussion of derivative liability, previously Note 4.