Form 10-Q/A
period 2010-09-30
KALEX CORP
filed 2013-03-05
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

(212) 686-7171
 (Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends and restates the Quarterly Report on Form 10-Q filed February 7, 2012 This Quarterly Report on Form 10-Q/A does not reflect events occurring subsequent to the quarter ending September 30, 2010, unless otherwise indicated.

Overview

Kalex Corp. (the Company), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”) to amend and restate the Company’s previously issued unaudited financial statements and related financial information as of September 30, 2010, which was originally filed with the Securities and Exchange Commission on February 7, 2012.  As described below and in Note 6 to the financial statements, the restatement adjusts the Company’s accounting for certain assets that the Company no longer owns.

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

As a result of the Rescission the Company’s President concluded that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q (“Quarterly Reports”) for the periods ended September 30, 2010, December 31, 2010 and March 31, 2011 and the Company’s Annual Report on Form 10-K (“Annual Report”) for the periods ended June 30, 2011 could no longer be relied upon because of the treatment of the Agreement as invalid from the outset.  The Company hereby restates the financial statements contained in the Quarterly Report for the period ended September 30, 2010 in order to make the necessary accounting adjustments.

The Company has discussed with Labrozzi & Co., PA, the Company’s independent registered public accounting firm, the effects of the Agreement and the adjustments made herein.

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the quarter ended September 30, 2010.  The effect of the restatement on the consolidated balance sheet as of September 30, 2010 is as follows:

September 30, 2010	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$555	$-	$555
Prepaid advertising – media credits	15,000,000	(15,000,000)	-
TOTAL ASSETS	$15,000,555		$555

LIABILITIES AND DEFICIENCY IN ASSETS
Due to affiliates	$34,700	$-	$34,700
Derivative liability	15,000,000	(15,000,000)	-
TOTAL LIABILITIES	$34,700	$-	$34,700

Consistent with the information above, the Company has revised the following items in this Form 10-Q/A:

Part I

Item 1 – Financial Statements, including Notes 5 and 6 to the Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 5 – Other Information

Additionally, in this Amendment, the Company is including currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and 31.2 and a currently dated certification from the Company’s Principal Executive Officer and Principal Financial Officer as require by Section 906 of the Sarbanes-Oxley Act of 2002 in Exhibit 32.1 and 32.2.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

KALEX CORP.
BALANCE SHEETS

ASSETS

	Three Months ended
	September 30,	June 30,
	2010	2010
	(Unaudited) (Restated)
Cash and cash equivalents	$1,833	$1,833

Total Assets	$1,833	$1.833

LIABILITIES AND DEFICIENCY IN ASSETS

Due to affiliates	$34,700	$34,700

Total Liabilities	34,700	34,700

ACCUMULATED DEFICIT:
Preferred stock (100,000 authorized;
par value $1.00; none issued and outstanding)	-	-
Common stock (50,000,000 shares authorized ; $.01 par value 725,200 issued and outstanding)	8,000	8,000
Treasury stock 74,800 shares	(23,025)	(23,025)
Additional paid in capital	3,000	3,000
Accumulated deficit	(20,842)	(20,842)
Total Deficiency in assets	(32,867)	(32,867)

Total Liabilities and deficiency in assets	$1,833	$1,833

KALEX CORP.
STATEMENTS OF OPERATIONS

	Three Months ended	Three Months ended
	September 30,	September 30,
	2010	2009
	(Unaudited)

Revenue	$-	$-

Expenses:
General and Administrative	-	550

Net loss	$-	$(550)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	725,200	725,200

	725,200	725,200

KALEX CORP.
STATEMENTS OF CASH FLOWS

	Three Months ended	Three Months ended
	September 30,	September 30,
	2010	2009
	(Unaudited) (Restated)
OPERATING ACTIVITIES:
Net loss	$-	$(550)

Net cash used in operating activities:	-	(550)

NET DECREASE IN CASH	-	(550)

CASH BEGINNING BALANCE	1,833	6,252

CASH ENDING BALANCE	$1,833	$5,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

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

NOTE 5 – [Removed] (See Note 6.)

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

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the fiscal year ended June 30, 2011.  The effect of the restatement on the consolidated balance sheet as of September 30, 2010 is as follows:

September 30, 2010	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$555	$-	$555
Prepaid advertising – media credits	15,000,000	(15,000,000)	-
TOTAL ASSETS	$15,000,555	-	$555

LIABILITIES AND DEFICIENCY IN ASSETS
Due to affiliates	$34,700	$-	$34,700
Derivative liability	15,000,000	(15,000,000)	-
TOTAL LIABILITIES	$34,700	$-	$34,700

Consistent with the information above, the Company has removed from the Notes to Financial Statements the discussion of derivative liability, previously Note 5.

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

[Removed] (See Explanatory Note )

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

Liquidity and Capital Resources

As of September 30, 2010, the Company had assets equal to $1,833 .  This compares with assets of $6,252, comprised exclusively of cash, as of September 30, 2009.  The Company’s current liabilities as of September 30, 2010 totaled $34, 700, comprised of monies due to affiliates.  This compares with the same balance as of September 30, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

[Removed] (See Explanatory Note )

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

Entry into a Material Definitive Agreement

[Removed] (See Explanatory Note )

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 5, 2013	KALEX CORP.

/s/ ARNOLD F. SOCK
BY: ARNOLD F. SOCK
ITS: President
(Principal Executive Officer )