Form 10-Q/A
period 2011-03-31
KALEX CORP
filed 2013-03-05
CIK 1372620

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

  EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends and restates the Quarterly Report on Form 10-Q filed February 7, 2012 This Quarterly Report on Form 10-Q/A does not reflect events occurring subsequent to the quarter ending March 31, 2011, unless otherwise indicated.

Overview

Kalex Corp. (the Company), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the “Amendment”) to amend and restate the Company’s previously issued unaudited financial statements and related financial information as of March 31, 2011, which was originally filed with the Securities and Exchange Commission on February 7, 2012.  As described below and in Note 5 to the financial statements, the restatement adjusts the Company’s accounting for certain assets that the Company no longer owns.

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

As a result of the Rescission the Company’s President concluded that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q (“Quarterly Reports”) for the periods ended September 30, 2010, December 31, 2010 and March 31, 2011 and the Company’s Annual Report on Form 10-K (“Annual Report”) for the periods ended June 30, 2011 could no longer be relied upon because of the treatment of the Agreement as invalid from the outset.  The Company hereby restates the financial statements contained in the Quarterly Report for the period ended March 31, 2011 in order to make the necessary accounting adjustments.

The Company has discussed with Labrozzi & Co., PA, the Company’s independent registered public accounting firm, the effects of the Agreement and the adjustments made herein.

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the quarter ended September 30, 2010.  The effect of the restatement on the consolidated balance sheet as of March 31, 2011 is as follows:

March 31, 2011	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$555	$-	$555
Prepaid advertising – media credits	15,000,000	(15,000,000)	-
TOTAL ASSETS	$15,000,555		$555

LIABILITIES AND DEFICIENCY IN ASSETS
Due to affiliates	$34,700	$-	$34,700
Derivative liability	15,000,000	(15,000,000)	-
TOTAL LIABILITIES	$34,700	$-	$34,700

Consistent with the information above, the Company has revised the following items in this Form 10-Q/A:

Part I

Item 1 – Financial Statements, including Notes 5 and 7 to the Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II

Item 5- Other Information.

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

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

KALEX CORP.
BALANCE SHEETS

ASSETS

	Three Months ended
	March 31,	June 30,
	2011	2010
	(Unaudited) (Restated)
Cash	$1,833	$1,833

Total Assets	$1,833	$1.833

LIABILITIES AND DEFICIENCY IN ASSETS

Due to affiliates	$34,700	$34,700

Total Liabilities	34,700	34,700

ACCUMULATED DEFICIT:
Preferred stock (100,000 authorized;
par value $1.00; none issued and outstanding)	-	-
Common stock (50,000,000 shares authorized ; $.01 par value 725,200 issued and outstanding)	8,000	8,000
Treasury stock 74,800 shares	(23,025)	(23,025)
Additional paid in capital	3,000	3,000
Accumulated deficit	(20,842)	(20,842)
Total Deficiency in assets	(32,867)	(32,867)

Total Liabilities and deficiency in assets	$1,833	$1,833

KALEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Revenue	$-	$-	$-	$2

Expenses:
General and Administrative	-	1,550	-	2,650

Total expenses	-	1,550	-	2,650

Net loss	-	$(1,550)	$-	$(2,648)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	444,766,756	725,200	444,766,756	725,200

KALEX CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended	Three Months ended
	March 31,	March 31
	2011	2009
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$ (-)	$(2,648)
Adjustments to reconcile net income to net cash
used in operating activities:
Changes in operating assets and operating liabilities:
Net cash used in operating activities:	(-)	(2,648)

NET DECREASE IN CASH	(-)	(2,648)

CASH BEGINNING BALANCE	1,833	6,252

CASH ENDING BALANCE	$1,833	$3,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

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

NOTE 5 – [Removed] (Note 7)

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

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the fiscal year ended June 30, 2011.  The effect of the restatement on the consolidated balance sheet as of March 31, 2010 is as follows:

March 31, 2010	As Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$555	$-	$555
Prepaid advertising – media credits	15,000,000	(15,000,000)	-
TOTAL ASSETS	$15,000,555	-	$555

LIABILITIES AND DEFICIENCY IN ASSETS
Due to affiliates	$34,700	$-	$34,700
Derivative liability	15,000,000	(15,000,000)	-
TOTAL LIABILITIES	$34,700	$-	$34,700

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

Liquidity and Capital Resources

As of March 31, 2011, the Company had cash equal to $1,833.  This compares with cash of $3,604, comprised exclusively of cash, as of March 31, 2011.  The Company’s current liabilities as of March 31, 2011 totaled $34,700, comprised of monies due to affiliates.  This compares with liabilities of $34,700, as of March 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

[Removed] (See Explanatory Note)

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

Item 6.  Exhibits

3.1*	Certificate of Correction of Certificate of Amendment, dated as of March 15, 2011

4.1*	Certificate of Designation, dated as of March 15, 2011

31.1	Certification of Principal Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously Filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 5, 2013	KALEX CORP.

/s/ ARNOLD F. SOCK
BY: ARNOLD F. SOCK
ITS: President (Principal Executive Officer)