Form 10-Q
period 2011-09-30
KALEX CORP
filed 2013-06-21
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011, the Issuer had 725,200 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed with the Securities and Exchange Commission to bring KALEX CORP. (the “Company”, “we”, “us”, and “our”) current in its filings and reports under the Securities Exchange Act of 1934. Accordingly, this quarterly report is intended to be a historical document disclosing the status of the Company as of September 30, 2011 and does not include any subsequent events. Information for periods subsequent to the three months ended September 30, 2011 is available in our quarterly report on Form 10-Q for the three and six months ended December 31, 2011, in our quarterly report on Form 10-Q for the three and nine months ended March 31, 2012 and our annual report on Form 10-K for the year ended June 30, 2012, which reports we intend to file on or around the filing of this quarterly report.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

KALEX CORPORATION
BALANCE SHEETS

	September 30,	June 30,
ASSETS	2011	2011

Cash and cash equivalents	$555	$555

TOTAL ASSETS	$555	$555

LIABILITIES AND DECIENCY IN ASSETS

Accrued expenses	$20,833	$0
Due to affiliates	34,700	34,700

TOTAL LIABILITIES	55,533	34,700

Preferred stock - $.00001 par value, 2,000 shares authorized;
Convertible Series A Preferred Stock, 1,000 shares issued and outstanding	-	-
Common stock - $.01 par value as of June 30, 2011, 800,000,000 authorized; $.00001par value, 800,000,000 shares authorized
800,000 shares issued and 725,200 outstanding	8	8,000
Treasury stock - 74,800 shares	(23,025)	(23,025)
Additional paid in capital	10,992	3,000
Accumulated deficit	(42,953)	(22,120)

Deficiency in assets	(54,978)	(34,145)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$555	$555

KALEX CORP.
Statements of Operations
(Unaudited)

	For the three months ended
	September 30	September 30
	2011	2010

General and administrative expenses	$20,833	$0

Net loss	$(20,833)	$0

Basic and diluted loss per share based on
725,200 weighted average shares	$(0.03)	$0.00
of outstanding stock

KALEX CORP.
STATEMENTS OF DEFICIENCY IN ASSETS
For the Quarter Ended September 30, 2011

	800,000,000 shares authorized		Additional	Treasury Stock
	Shares	Par Value	Paid-in	No. of		Accumulated
	Issued	$.00001 per share	Capital	Shares	Amount	Deficit	Total

DEFICIENCY IN ASSETS - JUNE 30, 2011	800,000	$8	$10,992	74,800	$(23,025)	$(22,120)	$(34,145)

Net income/loss	-	-	-	-	-	(20,833)	(20,833)

DEFICIENCY IN ASSETS – SEPTEMBER 30, 2011	800,000	$8	10,992	74,800	(23,025)	$(42,953)	$(54,978)

KALEX CORP.
Statements of Cash Flows
(Unaudited)

	For the three months ended
	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,833)	$0
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and operating liabilities:
Accrued expenses	20,833	0

Net Cash Used In Operating Activities	0.00	0.00

INCREASE IN CASH	0	0.00

CASH AT BEGINNING OF PERIOD	555	1,833
CASH AT END OF PERIOD	$555	$1,833

SUPPLEMENTAL OF CASH FLOW INFORMATION"
Interest paid	$0.00	$0.00
Taxes paid	$0.00	$0.00

KALEX CORP.
(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS
September 30, 2011

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $42,953 at September 30, 2011.

NOTE 3 – DUE TO AFFILIATES

Due to affiliates represents cash advances from various persons who have loaned the company funds. There are no repayment terms.

A. The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B. Some of the company's bills have been paid by its former president and CEO, and its late CEO, as well as other companies and individuals affiliated with them. As of September 30, 2011 a total of $34,700 is owed to the related parties as follows:

Kumala,Inc.	13,000
Kuno Laren	8,000
Grant lnc.	10,000
Norman King	3,700

NOTE 4 – EQUITY

The Articles of Incorporation reflect that the Company is authorized to issue 800,000,000 shares of common stock having a par value of $.00001 per share and 2,000 shares of preferred stock having a par value of $.00001 per share. The Company has 725,200 common shares outstanding and 74,800 common shares in treasury stock. There are 1,000 shares of Series A preferred shares outstanding.

NOTE 5 – CANCELLATION OF AGREEMENT

On July 12, 2012, the Company and American Marketing Complex Int’l Inc. (“AMCII”) mutually agreed to rescind that certain Stock Agreement by and between the Company and AMCII (the “Stock Agreement”), as of the date of the original Stock Agreement, July 12, 2010. The rescission of the Stock Agreement was mutually agreed upon on the basis of: the current inability of AMCII to provide the media credits in accordance with the Stock Agreement; the inability of the Company to pay certain fees related to using the credits because of the lack of financial support formally provided by the late Mr. King; and the effect of having to issue potentially very large amounts of the Company’s common stock to pay for the fees related to using the credits if not paid for in cash. As a result of the rescission of the Stock Agreement, the media credit asset and the derivative liability, the obligation to issue stock when AMCII requests such issuance, that were recorded pursuant to the Stock Agreement were removed from the Company’s books. The Company has filed amended statements with the Securities and Exchange Commission to reflect the change to its financials.

NOTE 6 – RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENT

The Company restated its financial statement for the year ended June 30, 2011 pursuant to the rescission of the media credits/stock agreement with American Marketing Complex International, Inc.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which is hereby referenced.

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

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current chief executive, president, secretary and treasurer have currently foregone full salary payments, we anticipate retroactive and current compensation during 2012. In addition, we believe in the 2013 fiscal year that the compensation packages required to attract the senior executives we require to execute our business plan will increase our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Liquidity and Capital Resources

As of September 30, 2011, the Company had assets equal to $555. This compares with assets of $555, comprised exclusively of cash, as of September 30, 2010. The Company’s current liabilities as of September 30, 2011 totaled $55,533, comprised of accrued legal expenses and loans from related parties. This compares with current liabilities of $34,700 as of September 30, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

Results of Operations

The Company has not conducted any active operations in several years, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since 1995. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out, under the supervision and with the participation of our President, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.

Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2011, our President has concluded that, as of that date, our controls and procedures were not effective because this quarterly report on Form 10-Q is not being filed within the time period specified in the SEC’s rules and forms. We are committed to improving our financial organization and we are in the process of determining how filing delays may be avoided in the future.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

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

DATED: June 21, 2013	KALEX CORP.

/s/ Arnold F. Sock
BY: Arnold F. Sock
ITS: President (Principal Executive Officer)
(Principal Financial Officer )