Form 10-Q
period 2011-12-31
KALEX CORP
filed 2013-06-21
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of December 31, 2011, the Issuer had 800,000,000 authorized shares of common stock and 725,200 issued and outstanding.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed with the Securities and Exchange Commission to bring KALEX CORP. (the “Company”, “we”, “us”, and “our”), current in its filings and reports under the Securities Exchange Act of 1934.  Accordingly, this quarterly report is intended to be a historical document disclosing the status of the Company as of December 31, 2011 and does not include any subsequent events.  Information for periods subsequent to the three and six months ended December 31, 2011 is available in our in our quarterly report on Form 10-Q for the three and nine months ended March 31, 2012 and in our annual report on Form 10-K for the year ended June 30, 2012, which reports we intend to file on or about the date we file this quarterly report.

KALEX CORPORATION
BALANCE SHEETS
For the Quarter Ended December 31, 2011

	December 31,	June 30,
ASSETS	2011	2011

Cash and cash equivalents	$555	$555
Prepaid expenses	83,334	0

TOTAL ASSETS	$83,889	$555

LIABILITIES AND DECIENCY IN ASSETS

Promissory note payable	$125,000	$0
Due to affiliates	34,700	34,700
Accrued interest	1,042	0

TOTAL LIABILITIES	160,742	34,700

Preferred stock - $.00001 par value, 2,000 shares authorized
Convertible Series A Preferred Stock, 1,000 shares issued and outstanding	-	-
Common stock - $.01 par value, 800,000,000 authorized as of June 30, 2011, $.00001par value, 800,000,000 shares authorized
800,000 shares issued and 725,200 outstanding	8	8,000
Treasury stock - 74,800 shares	(23,025)	(23,025)
Additional paid in capital	10,992	3,000
Accumulated deficit	(64,828)	(22,120)

Deficiency in assets	(76,853)	(34,145)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$83,889	$555

KALEX CORP.
Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010

General and administrative expenses	$20,833	$0	$41,666	$0

Net loss before other expenses	(20,833)	0	(41,666)	0

Other expenses
Interest expense	1,042	0	1,042	0.00

Total other expenses	(1,042)	0	(1,042)	0.00

Net loss	$(21,875)	$0	$(42,708)	$0

Basic and diluted loss per share based on
725,200 weighted average shares	$(0.03)	$0.00	$(0.06)	$0.00
of outstanding stock

KALEX CORP.
STATEMENTS OF DEFICIENCY IN ASSETS
For the Year Ended December 31, 2011

	800,000,000 shares authorized		Additional	Treasury Stock
	Shares	Par Value	Paid-in	No. of		Accumulated
	Issued	$.00001/share	Capital	Shares	Amount	Deficit	Total

DEFICIENCY IN ASSETS - SEPTEMBER 30, 2011	800,000,000	$8	$10,992	74,800	$(23,025)	$(42,953)	$(54,978)

Net income/loss	-		-	-	-	(21,875)	(21,875)

DEFICIENCY IN ASSETS – DECEMBER 31, 2011	800,000,000	$8	$10,992	74,800	(23,025)	$(64,828)	$(76,853)

KALEX CORP.
Statements of Cash Flows
(Unaudited)

	For the six months ended
	December 31,	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,708)	$0
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and operating liabilities:
Prepaid expenses	(83,334)
Accrued expenses	1,042	0

Net Cash Used In Operating Activities	(125,000)	0.00

CASH FLOWS FROM INVESTING ACTIVITIES:
Promissory note payable	125,000	0.00

Net cash flows provided by investing activities	125,000	0.00

INCREASE IN CASH	0	0.00

CASH AT BEGINNING OF PERIOD	555	1,833
CASH AT END OF PERIOD	$555	$1,833

SUPPLEMENTAL OF CASH FLOW INFORMATION"
Interest paid	$0.00	$0.00
Taxes paid	$0.00	$0.00

KALEX CORP.
(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $64,828 at December 31, 2011.

NOTE 3 – DUE TO AFFILIATES

Due to affiliates represents cash advances from various persons who have loaned the company funds. There are no repayment terms.

A.           The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.           Some of the company's bills have been paid by its former president and CEO, and its late CEO, as well as other companies and individuals affiliated with them. As of December 31, 2011 a total of $34,700 is owed to the related parties as follows:

Kumala,Inc.	13,000
Kuno Laren	8,000
Grant lnc.	10,000
Norman King	3,700

NOTE 4 – CONVERTIBLE PROMISSORY NOTE

On November 2, 2011, the Company issued to its securities counsel a convertible promissory note, in lieu of cash payment,  for past, current, and future legal work in the amount of $125,000 (“Note”). The engagement includes the Company’s continuing Securities and Exchange Commission reporting requirements and certain general corporate matters, including, review and drafting of general corporate documents (e.g., press releases, minutes of meetings or consents of directors and/or shareholders, employment agreements, shareholder agreements and consulting agreements). Such representation covers conferences, correspondence and telephone conversations with corporate officers and consultants. The representation also includes the actual preparation, drafting and filing of the Company’s Annual, Periodic and other reports (such as Forms 10-Q, 10-K, 8-K, Forms 3, 4 and 5) to be filed with the Securities and Exchange Commission, as well as the actual preparation, drafting and filing of the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders. Also provided shall be information on material updates to SEC filing requirements and review of press releases prior to dissemination. The Note bears interest at 5 percent per annum, and is due on March 1, 2014. It is convertible  into common  stock of the Company  at a conversion  price equal to the lesser of 50% of the average closing price of the common stock price during the ten trading days immediately  prior to the conversion  date as quoted  by Bloomberg  LP or such other quotation service as mutually  agreed by the parties, or $0.025. The conversion  price may be adjusted for issuance of common  shares of the Company for less than the conversion  price under the Note, and for share reclassifications. Accrued legal fees of $20,833, as of September 30, 2011 were subsumed by the Note.

Legal fees, in connection with the Note, equates to $6,945 per month. They become fully utilized as of December 31, 2012.

NOTE 5 – EQUITY

The Articles of Incorporation reflect that the Company is authorized to issue 800,000,000 shares of common stock having a par value of $.00001 per share and 2,000 shares of preferred stock having a par value of $.00001 per share. The Company has 725,200 common shares outstanding and 74,800 common shares in treasury stock. There 1,000 shares of Series A preferred shares outstanding.

NOTE 6 - OTHER

On November 1, 2011, the following persons resigned as members of the Company’s Board of Directors: Albert Solomon, John H. Jackson, Inga Lamonica, Russell Machover, Noel Raskin, Adam Seitz, and Mubada Gaby Dakwar. The resignations of Albert Solomon, John H. Jackson, Inga Lamonica, Russell Machover, Noel Raskin, Adam Seitz, and Mubada Gaby Dakwar were not the result of any disagreement with the Company on any matter relating to our operations, policies, or practices.

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

Recent Events

Departure and Appointment or Election of Officers and Directors

On July 1, 2011, Albert Solomon, John H. Jackson, Inga Lamonica, Russell Machover, Noel Raskin, Adam Seitz, and Mubada Gaby Dakwar resigned from their positions as Directors of the Company.  The resignations were not the result of any disagreement with the Company on any matter relating to our operations, policies or practices.

Issuance of Convertible Promissory Note

On November 2, 2011, the Company issued to its securities counsel a convertible promissory note, in lieu of cash payment, for past, current, and future legal work in the amount of $125,000 (“Note”). The engagement includes the Company’s continuing Securities and Exchange Commission reporting requirements and certain general corporate matters, including, review and drafting of general corporate documents (e.g., press releases, minutes of meetings or consents of directors and/or shareholders, employment agreements, shareholder agreements and consulting agreements). Such representation covers conferences, correspondence and telephone conversations with corporate officers and consultants. The representation also includes the actual preparation, drafting and filing of the Company’s Annual, Periodic and other reports (such as Forms 10-Q, 10-K, 8-K, Forms 3, 4 and 5) to be filed with the Securities and Exchange Commission, as well as the actual preparation, drafting and filing of the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders. Also provided shall be information on material updates to SEC filing requirements and review of press releases prior to dissemination. The Note bears interest at 5 percent per annum, and is due on March 1, 2014. It is convertible into common stock of the Company at a conversion price equal to the lesser of 50% of the average closing price of the common stock price during the ten trading days immediately prior to the conversion date as quoted by Bloomberg LP or such other quotation service as mutually agreed by the parties, or $0.025. The conversion price may be adjusted for issuance of common shares of the Company for less than the conversion price under the Note, and for share reclassifications.

Legal fees, in connection with the note, equates to $6,945 per month until fully utilized on December 31, 2012.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had assets of $83,889, comprised of cash of $555, and pre-paid legal expense.  This compares with cash of $555 as of December 31, 2010.  The Company’s current liabilities as of December 31, 2011 totaled $160,742, comprised of related party loans, a promissory note, and accrued interest.  This compares with liabilities of $34,700, as of December 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

On November 2, 2011, the Company issued to its securities counsel a convertible promissory note, in lieu of cash payment, for past, current, and future legal work in the amount of $125,000 (“Note”).  The Note bears interest at 5 percent per annum, and is due on March 1, 2014. It is convertible into common stock of the Company at a conversion price equal to the lesser of 50% of the average closing price of the common stock price during the ten trading days immediately prior to the conversion date as quoted by Bloomberg LP or such other quotation service as mutually agreed by the parties, or $0.025. The conversion price may be adjusted for issuance of common shares of the Company for less than the conversion price under the Note, and for share reclassifications.

Legal fees paid, in connection with the Note, equates to approximately $6,945 per month until fully utilized on December 31, 2012.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2011, our President concluded that, as of that date, our controls and procedures were not effective because this quarterly report on Form 10-Q is not being filed within the time period specified in the SEC’s rules and forms.  We are committed to improving our financial organization and we are in the process of determining how filing delays may be avoided in the future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 2, 2011, the Company issued to its securities counsel a convertible promissory note, in lieu of cash payment, for past, current, and future legal work in the amount of $125,000 (“Note”). The engagement includes the Company’s continuing Securities and Exchange Commission reporting requirements and certain general corporate matters, including, review and drafting of general corporate documents (e.g., press releases, minutes of meetings or consents of directors and/or shareholders, employment agreements, shareholder agreements and consulting agreements). Such representation covers conferences, correspondence and telephone conversations with corporate officers and consultants. The representation also includes the actual preparation, drafting and filing of the Company’s Annual, Periodic and other reports (such as Forms 10-Q, 10-K, 8-K, Forms 3, 4 and 5) to be filed with the Securities and Exchange Commission, as well as the actual preparation, drafting and filing of the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders. Also provided shall be information on material updates to SEC filing requirements and review of press releases prior to dissemination. The Note bears interest at 5 percent per annum, and is due on March 1, 2014. It is convertible into common stock of the Company at a  conversion price equal to the lesser of 50% of the average closing price of the common stock price during the ten trading days immediately prior to the conversion date as quoted by Bloomberg LP or such other quotation service as mutually agreed by the parties, or $0.025. The conversion price may be adjusted for issuance of common shares of the Company for less than the conversion price under the Note, and for share reclassifications.

Legal fees, in connection with the note, equates to $6,945 per month until fully utilized on December 31, 2012.

The description of the Note does not purport to be complete and is qualified in its entirety by reference to exhibit 4.1 hereto.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Reference is made to the disclosure set forth in Part II, Item 2 of this report, which disclosure is incorporated herein by reference.

Item 6.  Exhibits

4.1	Convertible Promissory Note

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: June 21, 2013	KALEX CORP.

/s/ Arnold F. Sock
BY: Arnold F. Sock
ITS: Chairman of the Board of Directors (Principal Executive Officer)