Form 10-Q
period 2012-03-31
KALEX CORP
filed 2013-06-21
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2013, the Issuer had 800,000,000 authorized shares of common stock and 770,200 issued and outstanding.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed with the Securities and Exchange Commission to bring KALEX CORP. (the “Company”, “we”, “us”, and “our”), current in its filings and reports under the Securities Exchange Act of 1934.  Accordingly, this quarterly report is intended to be a historical document disclosing the status of the Company as of March 31, 2012 and does not include any subsequent events.  In addition, we intend to file, as soon as practicable, our Annual Report on Form 10-K for the year ended June 30, 2012.

Item 1.  Financial Statements

KALEX CORPORATION
BALANCE SHEET
For the Quarter Ended March 31, 2012

	March 31,	June 30,
ASSETS	2012	2011

Cash and cash equivalents	$555	$555
Prepaid expenses	62,500	0

TOTAL ASSETS	$63,055	$555

LIABILITIES AND DECIENCY IN ASSETS

Promissory note payable	$125,000	$0
Due to affiliates	34,700	34,700
Accrued interest	2,605	0

TOTAL LIABILITIES	162,305	34,700

Preferred stock - $.00001 par value, 2,000 shares authorized;
Convertible Series A Preferred Stock, 1,000 shares issued and outstanding	-	-
Common stock - $.01 par value as of June 30, 2011, 800,000,000 authorized; $.00001par value, 800,000,000 shares authorized
800,000 shares issued and 725,200 outstanding	8	8,000
Treasury stock - 74,800 shares	(23,025)	(23,025)
Additional paid in capital	10,992	3,000
Accumulated deficit	(87,225)	(22,120)

Deficiency in assets	(99,250)	(34,145)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$63,055	$555

KALEX CORPORATION
STATEMENTS OF OPERATIONS
For the Quarter Ended March 31, 2012
(Unaudited)

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011

General and administrative expenses	$20,834	$0	$62,500	$0

Net loss before other expenses	(20,834)	0	(62,500)	0

Other expenses
Interest expense	1,563	0	2,605	0.00

Total other expenses	(1,563)	0	(2,605)	0.00

Net loss	$(22,397)	$0	$(65,105)	$0

Basic and diluted loss per share based on
725,200 weighted average shares	$(0.03)	$0.00	$(0.09)	$0.00
of outstanding stock

KALEX CORP.
STATEMENTS OF CASH FLOWS
Quarter Ended March 31, 2012
(Unaudited)

	For the nine months ended
	March 31,	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,105)	$0
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and operating liabilities:
Prepaid expenses	(62,500)
Accrued expenses	2,605	0

Net Cash Used In Operating Activities	(125,000)	0.00

CASH FLOWS FROM INVESTING ACTIVITIES:
Promissory note payable	125,000	0.00

Net cash flows provided by investing activities	125,000	0.00

INCREASE IN CASH	0	0.00

CASH AT BEGINNING OF PERIOD	555	1,833
CASH AT END OF PERIOD	$555	$1,833

SUPPLEMENTAL OF CASH FLOW INFORMATION"
Interest paid	$0.00	$0.00
Taxes paid	$0.00	$0.00

 KALEX CORP.
STATEMENTS OF DEFICIENCY IN ASSETS
For the Quarter Ended March 31, 2012

	800,000,000 shares authorized		Additional	Treasury Stock
	Shares	Par Value	Paid-in	No. of		Accumulated
	Issued	$.00001 per share	Capital	Shares	Amount	Deficit	Total

DEFICIENCY IN ASSETS – , DECEMBER 31,2011	800,000	$8	$10,992	74,800	$(23,025)	$(64,828)	$(76,853)

Net income/loss	-	-	-	-	-	(22,397)	(22,397)

DEFICIENCY IN ASSETS – MARCH 31, 2012	800,000	$8	$10,992	74,800	(23,025)	$(87,225)	$(99,250)

KALEX CORP.
(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS
March 31, 2012

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $97,224 at March 31, 2012.

NOTE 3 – DUE TO AFFILIATES

Due to affiliates represents cash advances from various persons who have loaned the company funds. There are no repayment terms.

A.           The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.           Some of the company's bills have been paid by its former president and CEO, and its late CEO, as well as other companies and individuals affiliated with them. As of March 31, 2012 a total of $34,700 is owed to the related parties as follows:

Kumala,Inc.	13,000
Kuno Laren	8,000
Grant lnc.	10,000

Norman King	3,700

NOTE 4 – CONVERTIBLE PROMISSORY NOTE

On November 2, 2011, the Company issued to its securities counsel a convertible promissory note, in lieu of cash payment, for past, current, and future legal work in the amount of $125,000 (“Note”). The engagement includes the Company’s continuing Securities and Exchange Commission reporting requirements and certain general corporate matters, including, review and drafting of general corporate documents (e.g., press releases, minutes of meetings or consents of directors and/or shareholders, employment agreements, shareholder agreements and consulting agreements). Such representation covers conferences, correspondence and telephone conversations with corporate officers and consultants. The representation also includes the actual preparation, drafting and filing of the Company’s Annual, Periodic and other reports (such as Forms 10-Q, 10-K, 8-K, Forms 3, 4 and 5) to be filed with the Securities and Exchange Commission, as well as the actual preparation, drafting and filing of the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders. Also provided shall be information on material updates to SEC filing requirements and review of press releases prior to dissemination. The Note bears interest at 5 percent per annum, and is due on March 1, 2014. It is convertible into common stock of the Company at a conversion price equal to the lesser of 50% of the average closing price of the common stock price during the ten trading days immediately prior to the conversion date as quoted by Bloomberg LP or such other quotation service as mutually agreed by the parties or $0.025. The conversion price may be adjusted for issuance of common shares of the Company for less than the conversion price under the Note, and for share reclassifications.

Legal fees, in connection with the note, equates to $6,945 per month. They became fully utilized as of December 31, 2012.

NOTE 5 – EQUITY

The Articles of Incorporation reflect that the Company is authorized to issue 800,000,000 shares of common stock having a par value of $.00001 per share and 2,000 shares of preferred stock having a par value of $.00001 per share. As of May 15, 2013, the Company has 725,200 common shares outstanding and 74,800 common shares in treasury stock. There 1,000 shares of Series A preferred shares outstanding.

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

Recent Events

Departure and Appointment or Election of Officers and Directors

On February 2, 2012, Leonard Isaacson resigned verbally by statement to Arnold F. Sock, the CEO, as a director, and as the Chief Financial Officer and the Secretary of the Company.

Mr. Isaacson provided a written resignation confirming his prior oral resignation for all positions he held with the Company to Arnold F. Sock, our President, on July 10, 2012. The resignation of Leonard Isaacson was not the result of any disagreement with the Company on any matter relating to our operations, policies, or practices.

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

Liquidity and Capital Resources

As of March 31, 2012, the Company had assets of $63,055, consisting of cash equal to $555, and prepaid legal fees.  This compares with cash of $555, as of March 31, 2011.  The Company’s current liabilities as of March 31, 2012 totaled $162,304, comprised of related party loans, a promissory note, accrued interest, and accounts payable. This compares with liabilities of $34,700, as of March 31, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

On November 2, 2011, the Company issued to  its securities counsel  a convertible promissory note, in lieu of cash payment, for past, current, and future legal work in the amount of $125,000 (“Note”).  The Note bears interest at 5 percent per annum, and is due on March 1, 2014. It is convertible into common stock of the Company at a conversion price equal to lesser of 50% of the average closing price of the common stock price during the ten trading days immediately prior to the conversion date as quoted by Bloomberg LP or such other quotation service as mutually agreed by the parties, or $0.025. The conversion price may be adjusted for issuance of common shares of the Company for less than the conversion price under the Note, and for share reclassifications.

Legal fees, in connection with the note, equates to $6,945 per month. They became fully utilized as of December 31, 2012.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2012, our President has concluded that, as of that date, our controls and procedures were not effective because this quarterly report on Form 10-Q is not being filed within the time period specified in the SEC’s rules and forms.  We are committed to improving our financial organization and we are in the process of determining how filing delays may be avoided in the future.

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

/s/ Arnold F. Sock
BY: Arnold F. Sock
ITS: President (Principal Executive Officer) (Principal Financial Officer)