Form 10-K
period 2012-06-30
KALEX CORP
filed 2013-06-21
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012
or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52177

KALEX CORP.
(Exact name of registrant as specified in its charter)

Delaware	13-3305161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 E 33rd Street Suite 15M New York, NY 10016

(Address of principal executive offices)

212-686-7171
(Registrant’s telephone number, including area code)

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $51,550, based on the closing price of $0.25 of the Company’s Common stock on December 31, 2011, the last business day of the registrant’s most recently completed fiscal year.

At September 28, 2012, there were 725,200 shares of the registrant’s Common Stock issued and outstanding.

KALEX CORP.

FORM 10-K

For The Fiscal Year Ended June 30, 2012

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

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management.  As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

Employees

We presently have no employees and we do not have any agreements for compensation with our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

As a result of the delay in completing our financial statements, we have been and remain unable to register securities for sale by us or for resale by other security holders, which has adversely affected our ability to raise capital. Additionally, we will remain ineligible to use Form S-3 to register securities until we have timely filed all periodic reports under the Exchange Act for at least 12 calendar months.  In the meantime, we would need to use Form S-1 to register securities with the SEC for capital raising transactions or issue such securities in private placements, in either case, increasing the costs of raising capital during that period.

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

Item 4.	Mine Safety Disclosures.

            None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

We are presently quoted on the “OTC Pink.”

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

Holders

As of September 28, 2012, we had approximately 130 stockholders of record.

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

Recent Sales of Unregistered Securities

None.

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

Results of Operations

The Company has not conducted any active operations since June 30, 2008, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of or merger with, an operating company, of which there can be no assurance.

Net loss for the years ended June 30, 2012 and 2011 were $89,572 and $1,283, respectively.

Liquidity and Capital Resources

As of June 30, 2012, the Company had assets equal to $42,222, comprised of cash of $555 and prepaid legal expenses.  This compares with assets of $555 comprised exclusively of cash, as of June 30, 2011.  The Company’s current liabilities as of June 30, 2012 totaled $165.939, comprised of monies due to affiliates equal to $34,700, a note payable of $125,000, accrued interest on the note equal to $4,167 and accounts payable equal to $2,072.  This compares with liabilities of $34,700, as of June 30, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the years ended June 30, 2012 and 2011:

	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011
Net Cash (Used in) Operating Activities	$(89,572)	$(1,278)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	$-	$-
Net Increase (Decrease) in Cash and Cash Equivalents	$(89,572)	$(1,278)

The Company has nominal assets and has generated no revenues. Our independent registered public accountants, in their audit report accompanying our financial statements for the year ended June 30, 2012, expressed substantial doubt about our ability to continue as a going.  Our ability to continue as a going concern is dependent upon the Company’s ability to obtain capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

Results of Operations

The Company has not conducted any active operations in several years, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since 1995, other than minimal interest payments from past investments.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended June 30, 2012, the Company had a net loss of $89,572, consisting of legal, accounting, audit, and other professional service fees.  For the fiscal year ended June 30, 2011, the Company had a net loss of $1,278, consisting of legal, accounting, audit, and other professional service fees.

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

(a)           Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers as of June 30, 2012:

Name	Age	Position	Term
Norman King	87	Former Chairman and Chief Executive Officer	2010 to June 12, 2012
Arnold F. Sock, Esq.	59	President and Director	2010 to Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Norman King was appointed Chief Executive Officer and Chairman of the board of directors on July 10, 2010 until June 12, 2012, the date Mr. King passed away.  Mr. King was educated at Cornell, New York University and New York University Law School. He is an author of 20 books, all by major publishers. Mr. King invented and created the nation's first media buying service, U.S. Media. Mr. King is a Knight of Malta, a media consultant to the United States Senate, and was selected, for three consecutive years, along with Henry Ford and Ralph Nader, as one of America's 10 most important news makers by Advertising Age. Mr. King is Founder, Chairman, and Chief Executive Officer of Who's Who Worldwide, Ltd.

Arnold F. Sock was appointed President and a Director in July 2010. He has served as President, Chief Executive Officer, Chief Financial Officer, Corporate Secretary, and/or a director of numerous private companies since 1981, and six public companies since 1998, including 1st Global Financial Corporation from 2004 to 2007, Single Source Financial Services Corporation from 2000 to 2004, and Internet Business’s International, Inc. from 1998 to 1999. He is an Adjunct Associate Professor at Webster University. He received his Bachelor of Science in Accounting and his Associates in Science in Management from Roger Williams University, his Juris Doctor from The University of West Los Angeles School of Law, and his Master of Laws in Taxation from Golden Gate University Law School. He has been a member of the State Bar of California since 1995.

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

The following tables set forth certain information as of September 28, 2012, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address (A)	Amount and Nature of Beneficial Ownership		Percentage of Class(B)
Arnold F. Sock, Esq.	0		0
Norman King	200,200,000	(C)	99.7%
All Directors as a group (2 individuals)	200,200,000		99.7%
Kuno Laren	318,000	(D)	44%

(A)	The address for each person referenced in the table is c/o the Company.
(B)
Based on 725,200 shares outstanding as of September 28, 2012. Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all right to purchase common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of August 15, 2011. In computing the number of shares beneficially owned and the percentage ownership, shares of common stock that may be acquired within 60 days of September 28, 2012 pursuant to the exercise of all right to purchase common stock are deemed to be outstanding for that person. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other.

(C)
Norman King is the Company’s former Chief Executive Officer and Chairman.  The Estate of Norman King beneficially owns 200,000 shares held by The World of Magic, Inc., an entity wholly owned by Mr. King’s Estate.  The beneficial ownership of Mr. King’s Estate includes the 200,000,000 shares of Common Stock into which his 1,000 shares of Series A Preferred is convertible.

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

Audit Fees

The aggregate fees billed by Labrozzi for professional services rendered for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory filings were $3,500 for the fiscal years ended June 30, 2012.

Audit-Related Fees

There were no fees billed by Labrozzi for assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements for the fiscal years ended June 30, 2012 and 2011.

Tax Fees

There were no fees billed by Labrozzi for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended June 30, 2012 and 2011.

All Other Fees

There were no fees billed by Labrozzi for other products and services for the fiscal years ended June 30, 2012 and 2011.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15.	Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated as of November 29, 1995 (1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated as of April 1, 1999 (1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated as of November 30, 2010 (1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated as of December 1, 2010 (2)
3.7	Certificate of Correction of Certificate of Amendment, dated as of March 15, 2011 (3)
4.1	Specimen form of common stock certificate (1)
4.2	Certificate of Designation, dated as of March 15, 2011 (3)
4.3	Convertible Promissory Note (5)
10.1	Stock Agreement by and between Kalex Corp, and Bruce Zigler, dated July 12, 2010 (4)
10.2	Assignment Agreement, dated February 3, 2011 (3)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (File Number 000-52177) and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 and incorporated herein by reference.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of June, 2013.

KALEX CORP.

By:	/s/ Arnold F. Sock
Arnold F. Sock
President (Principal Executive Officer)
(Principal Financial Officer)

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

KALEX CORP.
 (A DELAWARE CORPORATION)
New York, New York

FINANCIAL REPORTS
AT
JUNE 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

KALEX CORPORATION
New York, New York

We have audited the accompanying balance sheet of Kalex Corporation as of June 30, 2012, and the related consolidated statements of operations, changes in deficiency in assets, and cash flows for the period then ended. These financial statements are the responsibility of Kalex Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kalex Corporation as of June 30, 2012, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

Labrozzi & Co., P.A.
Miami, Florida
April 21, 2013

KALEX CORPORATION
BALANCE SHEET
(Restated)
Years Ended June 30,

ASSETS
	June 30,	June 30,
	2012	2011

Cash and cash equivalents	$555	$555
Prepaid expenses	41,667	-

TOTAL ASSETS	$42,222	$555

LIABILITIES AND DECIENCY IN ASSETS

Accounts payable and accrued expenses	$6,239	$-
Due to affiliates	34,700	34,700
Convertible note payable	125,000	-

TOTAL LIABILITIES	165,939	34,700

Preferred stock - $.00001par value, 2,000 shares authorized

Series A-1 preferred stock - $0.0001 par value, 1,000 shares
authorized; 1,000 shares issued and outstanding	-	-
Common stock - $.00001 par value, 800,000,000 shares authorized
800,000 shares issued and 725,200 outstanding	8	8,000
Treasury stock - 74,800 shares	(23,025)	(23,025)
Additional paid in capital	10,992	3,000
Accumulated deficit	(111,692)	(22,120)

Deficiency in assets	(123,717)	(34,145)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$42,222	$555

KALEX CORPORATION
STATEMENTS OF OPERATIONS
For the Years Ended June 30,

	2012	2011

General and administrative expenses	$89,572	$1,278

Net loss	$(89,572)	$(1,278)

Basic and diluted net loss per common share	$(0.12)	$(0.00)

Weighted average number of common shares outstanding	725,200	725,200

KALEX CORP.
STATEMENTS OF DEFICIENCY IN ASSETS
Years Ended June 30, 2011 and 2012

	Common Stock
	50,000,000 shares authorized		Additional	Treasury Stock
	Shares	Par Value	Paid-in	No. of		Accumulated
	Issued	$.01 per share	Capital	Shares	Amount	Deficit	Total

DEFICIENCY IN ASSETS - JUNE 30, 2010	800,000	$8,000	$3,000	74,800	$(23,025)	$(20,842)	$(32,867)

Net loss	-	-	-	-	-	(1,278)	(1,278)

DEFICIENCY IN ASSETS - JUNE 30, 2011	800,000	8,000	3,000	74,800	(23,025)	(22,120)	(34,145)

Amendment changing par value of common stock	-	(7,992)	7,992	-	-	-	-

Net loss	-	-	-	-	-	(89,572)	(89,572)

DEFICIENCY IN ASSETS - JUNE 30, 2012	800,000	$8	$10,992	74,800	$(23,025)	$(111,692)	$(123,717)

KALEX CORP.
STATEMENTS OF CASH FLOWS
Years Ended June 30,

	2011	2010

Cash Flows from Operating Activities
Net loss from operations	$(89,572)	$(1,278)
Changes in operating assets and liabilities
Prepaid expenses	(41,667)	-
Accounts payable and accrued expenses	6,239	-

Net cash used in operating activities	(125,000)	(1,278)

Cash Flows from Financing Activities:

Convertible promisorry note	125,000	-

Net cash used in financing activities	125,000	-

Net change in cash and cash equivalents	$-	$(1,278)
Cash and cash equivalents - beginning of year	$555	$1,833
Cash and cash equivalents - end of year	$555	$555

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non Cash Items
Convertible promissory note	$125,000	$-

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $111,692 at June 30, 2012.

NOTE 3 – DUE TO AFFILIATES

Due to affiliates represents cash advances from various persons who have loaned the company funds. There are no repayment terms.

A.           The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.           Some of the company's bills have been paid by its former president and CEO, and its current CEO, as well as other companies and individuals affiliated with them. As of June 30, 2012 a total of $34,700 is owed to the related parties as follows:

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

NOTE 6 – DIRECTOR AND OFFICER RESIGNATIONS

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

On February 2, 2012, Leonard Isaacson resigned verbally by statement to Norman King, the CEO, as a director, and as the Chief Financial Officer and the Secretary of the Company.

Mr. Isaacson provided a written resignation confirming his prior oral resignation for all positions he held with the Company to Arnold F. Sock, our President, on July 10, 2012. The resignation of Leonard Isaacson was not the result of any disagreement with the Company on any matter relating to our operations, policies, or practices.

On June 12, 2012, Norman King, the Company’s Chief Executive Officer and Chairman, passed away.

NOTE 7 – SUBSEQUENT EVENTS

On July 12, 2012, the Company and AMCII mutually agreed to rescind the Stock Agreement, as of the date of the original Stock Agreement, July 12, 2010. The rescission of the Stock Agreement was mutually agreed upon on the basis of: the current inability of AMCII to provide the media credits in accordance with the Stock Agreement; the inability of the Company to pay certain fees related to using the credits because of the lack of financial support formally provided by the late Mr. King; and the effect of having to issue potentially very large amounts of the Company’s common stock to pay for the fees related to using the credits if not paid for in cash. As a result of the rescission of the Stock Agreement, the media credit asset and the derivative liability, the obligation to issue stock when AMCII requests such issuance, that were recorded pursuant to the Stock Agreement were removed from the Company’s books. The Company has filed amended statements with the Securities and Exchange Commission to reflect the change to its financials.

In August 2012, a former director contacted our President requesting shares he claimed were owed to him pursuant to what he considered an agreement with our late CEO, Mr. King. By that request, our President was reminded of Mr. King’s desire to provide shares to the directors, and to the President, and that any discussions anyone had had with Mr. King might be considered an oral agreement. Each director or officer who resigned did so without dispute so the Company’s position is that no shares are due. However, in light of the relationship of Mr. King to those former directors, the Company plans to offer to provide them with common shares in consideration of the execution of a release. The share amount for each is unknown at this time, but the number of shares currently outstanding will limit the number of shares to be offered.

NOTE 8- RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENT

The Company restated its financial statement for the year ended June 20, 2011 pursuant to the rescission of the media credits/stock agreement with American Marketing Complex International, Inc.

The effect on the assets of the company was a reduction of the Prepaid advertising – media credits from $15,000,000 to zero. The effect on the liabilities of the Company was a reduction of the Derivative liability from $15,000,000 to zero.