Form 10-Q
period 2012-09-30
KALEX CORP
filed 2013-06-21
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52177

KALEX CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	13-3305161
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification No.)

330 East 33 rd Street Suite 15M, New York, NY 10016
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

As of September 30, 2012, the Issuer had 725,200 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed with the Securities and Exchange Commission to bring KALEX CORP. (the “Company”, “we”, “us”, and “our”) current in its filings and reports under the Securities Exchange Act of 1934.  Accordingly, this quarterly report is intended to be a historical document disclosing the status of the Company as of September 30, 2012 and does not include any subsequent events.  Information for periods subsequent to the three months ended September 30, 2012 is available in our quarterly report on Form 10-Q for the three and six months ended December 31, 2012 and in our quarterly report on Form 10-Q for the three and nine months ended March 31, 2013, which reports we intend to file on or around the filing of this quarterly report.

KALEX CORPORATION
BALANCE SHEET
For the Quarter Ended September 30, 2012

	September 30,	June 30,
	2012	2012
ASSETS

Cash and cash equivalents	$555	$555
Prepaid expenses	20,834

TOTAL ASSETS	$21,389	$555

LIABILITIES AND DECIENCY IN ASSETS

Accounts payable and accrued expenses	$9,353
Due to affiliates	34,700	$0
Convertible note payable	125,000	34,700

TOTAL LIABILITIES	169,053	34,700

Preferred stock - $.00001 par value, 2,000 shares authorized
Series A Preferred stock - $0.0001 par value, 1,000 shares
authorized; 1,000 shares issued and outstanding	-	-
Common stock - $.00001 par value, 800,000,000 shares
authorized, 800,000 shares issued and 725,200 outstanding	8	8,000
Treasury stock - 74,800 shares	(23,025)	(23,025)
Additional paid in capital	10,992	3,000
Accumulated deficit	(135,639)	(22,120)

Deficiency in assets	(147,664)	(34,145)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$21,389	$555

KALEX CORPORATION
STATEMENTS OF OPERATIONS
For the Quarter Ended September 30, 2012
(Unaudited)

	For the three months ended
	September 30,	September 30,
	2012	2011

General and administrative expenses	$23,947	$20,833

Net loss	$(23,947)	$(20,833)

Basic and diluted loss per share based on
725,200 weighted average shares	$(0.03)	$(0.03)
of outstanding stock

KALEX CORP.
STATEMENTS OF DEFICIENCY IN ASSETS
For the Quarter Ended September 30, 2012

	Common Stock
	800,000,000 shares authorized		Additional	Treasury Stock
	Shares	Par Value	Paid-in	No. of		Accumulated
	Issued	$.00001 per share	Capital	Shares	Amount	Deficit	Total

DEFICIENCY IN ASSETS - JUNE 30, 2012	800,000	$8	$10,992	74,800	$(23,025)	$(111,692)	$(123,717)

Net loss	-	-	-	-	-	(23,947)	(23,947)

DEFICIENCY IN ASSETS - SEPTEMBER 30, 2012	800,000	8	10,992	74,800	(23,025)	(135,639)	(147,664)

KALEX CORP.
STATEMENTS OF CASH FLOWS
Quarters Ended September 30, 2012
(unaudited)

	For the three months ended
	September 30,	September 30,
	2012	2011
Cash Flows from Operating Activities
Net loss from operations	$(23,947)	$(20,833)
Changes in operating assets and liabilities
Prepaid expenses	20,833
Accounts payable and accrued expenses	3,114	20,833

Net cash used in operating activities	-	0.00

Net change in cash and cash equivalents
Cash and cash equivalents - beginning of quarter	$555	$555
Cash and cash equivalents - end of quarter	$555	$555

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$0.00
Cash paid for taxes	$-	$0.00

KALEX CORP.
(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS
September 30, 2012

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $42,953 at September 30, 2012.

NOTE 3 – DUE TO AFFILIATES

Due to affiliates represents cash advances from various persons who have loaned the company funds. There are no repayment terms.

A.           The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.           Some of the company's bills have been paid by its former president and CEO, and its late CEO, as well as other companies and individuals affiliated with them. As of September 30, 2012 a total of $34,700 is owed to the related parties as follows:

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

Legal fees, in connection with the Note, equates to $6,945 per month, which was fully utilized on December 31, 2012.

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

NOTE 6 – CANCELLATION OF AGREEMENT

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

NOTE 7 - RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMEN

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

Recent Events

On February 2, 2012, Leonard Isaacson verbally resigned his position as director and as the Chief Financial Officer and the Secretary of the Company to Norman King, the Company’s former CEO and Chairman.  On July 10, 2012, Mr. Isaacson provided a written resignation confirming his prior oral resignations of all positions he held with the Company to Arnold F. Sock, our President. The resignation of Leonard Isaacson was not the result of any disagreement with the Company on any matter relating to our operations, policies, or practices.

On July 12, 2012, the Company and American Marketing Complex Int’l Inc. (“AMCII”) mutually agreed to rescind that certain Stock Agreement by and between the Company and AMCII (the “Stock Agreement”), as of the date of the original Stock Agreement, July 12, 2010. The rescission of the Stock Agreement was mutually agreed upon on the basis of: the current inability of AMCII to provide the media credits in accordance with the Stock Agreement; the inability of the Company to pay certain fees related to using the credits because of the lack of financial support formally provided by the late Mr. King; and the effect of having to issue potentially very large amounts of the Company’s common stock to pay for the fees related to using the credits if not paid for in cash. As a result of the rescission of the Stock Agreement, the media credit asset and the derivative liability, the obligation to issue stock when AMCII requests such issuance, that were recorded pursuant to the Stock Agreement were removed from the Company’s books. The Company has filed restated financial statements with the Securities and Exchange Commission to reflect the changes to its financials (see Note 6 and Note 7 to the Financial Statements contained in this Quarterly Report).

In August 2012, a former director contacted the Company’s President requesting shares he claimed were owed to him pursuant to what he considered an agreement with our late CEO, Norman King. By that request, our President was reminded of Mr. King’s desire to provide shares to the directors, and to the President, and that any discussions anyone had had with Mr. King might be considered an oral agreement. Each director or officer who resigned did so without dispute so the Company’s position is that no shares are due. However, in light of the relationship of Mr. King to those former directors, the Company plans to offer to provide the former directors with common shares in consideration of the execution of a release. The share amount to be issued for each director is unknown at this time, but the number of shares currently outstanding will limit the number of shares to be offered.

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

Liquidity and Capital Resources

As of September 30, 2012, the Company had assets equal to $555.   This compares with assets of $555, comprised exclusively of cash, as of September 30, 2011.  The Company’s current liabilities as of September 30, 2012 totaled $34,700, comprised of related party loans.  This compares with the same balance as of September 30, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2012, our President has concluded that, as of that date, our controls and procedures were not effective because this quarterly report on Form 10-Q is not being filed within the time period specified in the SEC’s rules and forms.  We are committed to improving our financial organization and we are in the process of determining how filing delays may be avoided in the future.

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

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

10.1	Rescission Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2012)

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: June 21, 2013	KALEX CORP.

/s/ Arnold F. Sock
BY: Arnold F. Sock
ITS: President (Principal Executive Officer)
(Principal Financial Officer )