Form 10-Q
period 2012-12-31
KALEX CORP
filed 2013-06-21
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of December 31, 2012, the Issuer had 800,000,000 authorized shares of common stock and 725,200 issued and outstanding.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed with the Securities and Exchange Commission to bring KALEX CORP. (the “Company”, “we”, “us”, and “our”), current in its filings and reports under the Securities Exchange Act of 1934.  Accordingly, this quarterly report is intended to be a historical document disclosing the status of the Company as of December 31, 2012 and does not include any subsequent events.  Information for periods subsequent to the three and six months ended December 31, 2012 is available in our in our quarterly report on Form 10-Q for the three and nine months ended March 31, 2013, which report we intend to file on or about the date we file this quarterly report.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

KALEX CORPORATION
BALANCE SHEETS
December 31, 2012
(Unaudited)

ASSETS
	December 31, 2012	June 30, 2012
Cash and cash equivalents	$555	$555
Prepaid expenses	-	41,667

TOTAL ASSETS	$555	$42,222

LIABILITIES AND DECIENCY IN ASSETS

Accounts payable and accrued expenses	$11,923	$6,239
Due to affiliates	35,387	34,700
Due to non-affiliate	558	-
Convertible note payable	125,000	125,000

TOTAL LIABILITIES	172,868	165,939

Preferred stock - $.00001 par value, 100,000 shares authorized
none outstanding	-	-
Series A Preferred stock - $0.0001 par value, 1,000 shares
authorized; 1,000 shares issued and outstanding	-	-
Common stock - $.00001 par value, 800,000,000 shares
authorized, 800,000 shares issued and 725,200 outstanding	8	8
Treasury stock - 74,800 shares	(23,025)	(23,025)
Additional paid in capital	10,992	10,992
Accumulated deficit	(160,288)	(111,692)

Deficiency in assets	(172,313)	(123,717)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$555	$42,222

KALEX CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

General and administrative expenses	$24,649	$21,875	$48,146	$41,666

Net loss	$(24,649)	$(21,875)	$(48,146)	$(41,866)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Weighted average number of common shares outstanding	725,200	725,200	725,200	725,200

KALEX CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31, 2012	December 31, 2011
Cash Flows from Operating Activities
Net loss from operations	$(24,649)		$(42,708)
Changes in operating assets and liabilities
Prepaid expenses	20,834		83,334
Accounts payable and accrued expenses	3,257		1,042
Due to Non-Affiliate	558

Net cash used in operating activities	-		125,000

Cash Flows from Investing Activities
Promissory Note Payable			125,000

Net change in cash and cash equivalents
Cash and cash equivalents - beginning of quarter	$555		$555
Cash and cash equivalents - end of quarter	$555	$

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-		$-
Cash paid for taxes	$-		$-

KALEX CORPORATION
STATEMENTS OF DEFICIENCY IN ASSETS
Quarter Ended December 31, 2012

	Common Stock
	800,000,000 shares authorized		Additional	Treasury Stock
	Shares	Par Value	Paid-in	No. of		Accumulated
	Issued	$.00001 per share	Capital	Shares	Amount	Deficit	Total

DEFICIENCY IN ASSETS - SEPTEMBER 30, 2012	800,000	$8	$10,992	74,800	$(23,025)	$(135,639)	$(147,664)

Net loss	-	-	-	-	-	(24,649)	(24,649)

DEFICIENCY IN ASSETS - DECEMBER 31, 2012	800,000	8	10,992	74,800	(23,025)	(160,288)	(172,313)

KALEX CORP.
(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $160,288 at December 31, 2012.

NOTE 3 – DUE TO AFFILIATES

Due to affiliates represents cash advances from various persons who have loaned the company funds. There are no repayment terms.

A.           The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.           Some of the company's bills have been paid by its former president and CEO, and its current CEO, as well as other companies and individuals affiliated with them. As of December 31, 2012 a total of $35,837 is owed to the related parties as follows:

Kumala,Inc.	13,000
Kuno Laren	8,000
Grant lnc.	10,000
Estate of Norman King	687
Norman King	3,700

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

NOTE 6 – POTENTIAL PAYMENT TO FORMER DIRECTORS

In August 2012, a former director contacted our President requesting shares he claimed were owed to him pursuant to what he considered an agreement with our late CEO, Mr. King. By that request, our President was reminded of Mr. King’s desire to provide shares to the directors, and to the President, and that any discussions anyone had had with Mr. King might be considered an oral agreement. Each director or officer who resigned did so without dispute so the Company’s position is that no shares are due. However, in light of the relationship of Mr. King to those former directors, the Company plans offer to provide them with common shares in consideration of the execution of a release. The share amount for each is unknown at this time, but the number of shares currently outstanding will limit the number of shares to be offered.

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

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash equal to $555.  This compares with cash of $555 as of December 31, 2011.  The Company’s current liabilities as of December 31, 2012 totaled $172,868 comprised of related party loans, a note payable, accrued interest thereon, and loans from non-affiliates.  This compares with liabilities of $160,742, as of December 31, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

On November 2, 2011, the Company issue to its securities counsel a convertible promissory note, in lieu of cash payment, for past, current, and future legal work in the amount of $125,000 (“Note”).  The Note bears interest at 5 percent per annum, and is due on March 1, 2014. It is convertible into common stock of the Company at a conversion price equal to the lesser of 50% of the average closing price of the common stock price during the ten trading days immediately prior to the conversion date as quoted by Bloomberg LP or such other quotation service as mutually agreed by the parties, or $0.025. The conversion price may be adjusted for issuance of common shares of the Company for less than the conversion price under the Note, and for share reclassifications.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2012, our President concluded that, as of that date, our controls and procedures were not effective because this quarterly report on Form 10-Q is not being filed within the time period specified in the SEC’s rules and forms.  We are committed to improving our financial organization and we are in the process of determining how filing delays may be avoided in the future.

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