Form 10-Q
period 2013-03-31
KALEX CORP
filed 2013-06-21
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

PART 1 - FINANCIAL INFORMATION

KALEX CORPORATION
BALANCE SHEETS
March 31, 2013
(Unaudited)

ASSETS
	March 31, 2013	June 30, 2012
Cash and cash equivalents	$555	$555
Prepaid expenses	-	41,667

TOTAL ASSETS	$555	$42,222

LIABILITIES AND DECIENCY IN ASSETS

Accounts payable and accrued expenses	$9,406	$6,239
Due to affiliates	35,387	34,700
Due to non-affiliate	6,979	-
Convertible note payable	125,000	125,000

TOTAL LIABILITIES	176,772	165,939

Preferred stock - $.00001 par value, 100,000 shares authorized
none outstanding	-	-
Series A Preferred stock - $0.0001 par value, 1,000 shares
authorized; 1,000 shares issued and outstanding	-	-
Common stock - $.00001 par value, 800,000,000 shares
authorized, 800,000 shares issued and 725,200 outstanding	8	8
Treasury stock - 74,800 shares	(23,025)	(23,025)
Additional paid in capital	10,992	10,992
Accumulated deficit	(164,192)	(111,692)

Deficiency in assets	(176,217)	(123,717)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS	$555	$42,222

KALEX CORPORATION
STATEMENTS OF OPERATIONS
For the Quarter Ended March 31, 2013
(Unaudited)

	For the 3 months ended Mach 31, 2013	For the 3 months ended March 31, 2012	For the 9 months ended March 31, 2013	For the 9 months ended March 31,2012

General and administrative expenses	$2,341	$20,834	$44,008	$62,500

Net loss before other expenses	$(2,341)	$(20,834)	$(44,008)	(62,500)

Other Expenses
Interest Expense	$1,563	$1,563	$8,492	$2,605

Total Other Expenses	$1,563	$1,563	$8,492	$2,605

Net Loss	$(3,904)	$(22,397)	$(52,500)	(65,105)

Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(.07)	$(.09)

Weighted average number of common shares outstanding	725,200	725,200	725,200	725,200

KALEX CORPORATION
STATEMENTS OF DEFICIENCY IN ASSETS
Quarter Ended March 31, 2013

	Common Stock
	800,000,000 shares authorized		Additional	Treasury Stock
	Shares	Par Value	Paid-in	No. of		Accumulated
	Issued	$.00001 per share	Capital	Shares	Amount	Deficit	Total

DEFICIENCY IN ASSETS - DECEMBER 31, 2012	800,000	$8	$10,992	74,800	$(23,025)	$(160,288)	$(172,313)

Net loss	-	-	-	-	-	(3,904)	(3,904)

DEFICIENCY IN ASSETS - MARCH 31, 2013	800,000	8	10,992	74,800	(23,025)	(164,192)	(176,217)

KALEX CORPORATION
STATEMENTS OF CASH FLOWS
Quarter Ended March 31, 2013

	For the 9 Months ended March 31, 2013	For the 9 months ended March 31, 2012

Cash Flows from Operating Activities
Net loss from operations	$(52,500)	$(65,105)
Changes in operating assets and liabilities
Pre-paid Expenses	(62,500)	(62,500)
Accounts payable and accrued expenses	9,406	2,605
Due to Affiliate	687	-
Due to Non-Affiliate	6,979	-

Net cash used in operating activities	(97,928)	(125,000)
Promissory Note Payable	-	125,000

Net Cash Flows provided by Investing Activities	-	125,000

Net change in cash and cash equivalents
Cash and cash equivalents - beginning of quarter	$555	$555
Cash and cash equivalents - end of quarter	$555	$555

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

KALEX CORP.
(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS
March 31, 2013

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $176,772 at March 31, 2013.

NOTE 3 – DUE TO AFFILIATES

Due to affiliates represents cash advances from various persons who have loaned the company funds. There are no repayment terms.

A.           The company has been operating out of the premises either owned by or leased to the president and CEO of the company. As the company is not generating any operational income, no rent has been charged to the company.

B.           Some of the company's bills have been paid by its former president and CEO, and its current CEO, as well as other companies and individuals affiliated with them. As of March 31, 2013 a total of $35,837 is owed to the related parties as follows:

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

NOTE 6 – SUBSEQUENT EVENTS

On April 2, 2013, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement"), which Share Exchange Agreement remains subject to closing, with American International Football Corporation, Inc., a Nevada corporation (“AIFC”), the Estate of Norman King (the “Estate”) and the shareholder owning all the issued and outstanding capital stock of AIFC (the “AIFC Shareholder”). At the closing (the “Closing”) of the share exchange, Kalex will issue to the AIFC Shareholder approximately 90% ownership of Kalex and the AIFC Holders will transfer 100% of the outstanding capital stock of AIFC to Kalex, which transfer will result in AIFC becoming the wholly-owned subsidiary of Kalex (the “Share Exchange”).

In connection with the Share Exchange, the parties to the Share Exchange Agreement agreed to recapitalize Kalex so that, upon the consummation of the Share Exchange, the AIFC Shareholder will hold 90% of the fully diluted ownership of Kalex. The Estate, by virtue of the passing of the Company’s former Chief Executive Officer, Norman King, currently owns 1,000 shares of Series A Convertible Preferred Stock of Kalex (the “Preferred Shares”), which Preferred Shares are convertible into 200,000,000 shares of Common Stock and have the right to the number of votes equal to 51% of the vote required to approve any action of the Company. Accordingly, the parties to the Share Exchange Agreement agreed that, at the Closing, the Estate will surrender for cancellation the Preferred Shares in exchange for the issuance of 200,000 shares of Kalex’s common stock. Furthermore, at the Closing or within a reasonable time after the Closing, the Company will issue 100 shares of its newly designated Series B Preferred (as defined below) to Edward Vakser, the Chief Executive Officer of AIFC and the AIFC Shareholder.

At the Closing, an aggregate of 9,924,300 shares of Common Stock will be issued to the AIFC Shareholder, 100 shares of Series B Preferred will be issued to the AIFC Shareholder, 200,000 shares of Common Stock will be issued to the Estate and 100,000 shares of Common Stock will be issued to Kalex’s current President, Arnold F. Sock, as compensation for prior services to the Company and his efforts in consummating the Share Exchange.

The Company's obligation to complete the Share Exchange is subject to the fulfillment or waiver by the Company of conditions contained in the Share Exchange Agreement including, but not limited to, the following conditions:

* AIFC must deliver to the Company financial statements of AIFC and its subsidiaries; and
* AIFC must pay all costs associated with getting the Company current under its periodic reporting requirements.

On April 2, 2013, the Company filed a Certificate of Designation for its newly designated Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware to designate 100 shares of the Company authorized preferred stock as Series B Preferred Stock, par value $0.00001 per share (“Series B preferred”). The record holders of the Series B Preferred shall have the right to vote on any matter with holders of Common Stock voting together as one class. The record holder(s) of the 100 shares of Preferred B Stock shall have that number of votes (identical in every other respect to the voting rights of the holders of Common Stock entitled to vote at any regular or special meeting of the shareholders) equal to that number of Common Stock which is not less than 51% of the vote required to approve any action, which Delaware law provides may or must be approved by vote or consent of the holder of Common Stock or the holders of other securities entitled to vote, if any. Holders of the Series B Preferred are not entitled to receive dividends, not entitled to conversion rights and not entitled to liquidation preferences.

In April 2013, the Company issued to its former directors 45,000 shares of common stock pursuant to what might have been considered an oral agreement with our late CEO, Mr. King.  Since each of the Company's former directors resigned their positions without dispute, the Company’s position was that no shares were due. However, the Company's management decided it was in the best interest of the Company to obtain releases from the former directors.  Accordingly, and in honor of Mr. King's relationships with the former directors, the Company issued the 45,000 shares in consideration for their execution of a release to the Company.

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

Recent Events

In April 2013, the Company issued to its former directors 45,000 shares of common stock pursuant to what might have been considered an oral agreement with our late CEO, Mr. King.  Since each of the Company's former directors resigned their positions without dispute, the Company’s position was that no shares were due. However, the Company's management decided it was in the best interest of the Company to obtain releases from the former directors.  Accordingly, and in honor of Mr. King's relationships with the former directors, the Company issued the 45,000 shares in consideration for their execution of a release to the Company.

On April 2, 2013, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement"), which Share Exchange Agreement remains subject to closing, with American International Football Corporation, Inc., a Nevada corporation (“AIFC”), the Estate of Norman King (the “Estate”) and the shareholder owning all the issued and outstanding capital stock of AIFC (the “AIFC Shareholder”). At the closing (the “Closing”) of the share exchange, Kalex will issue to the AIFC Shareholder approximately 90% ownership of Kalex and the AIFC Holders will transfer 100% of the outstanding capital stock of AIFC to Kalex, which transfer will result in AIFC becoming the wholly-owned subsidiary of Kalex (the “Share Exchange”).

In connection with the Share Exchange, the parties to the Share Exchange Agreement agreed to recapitalize Kalex so that, upon the consummation of the Share Exchange, the AIFC Shareholder will hold 90% of the fully diluted ownership of Kalex. The Estate, by virtue of the passing of the Company’s former Chief Executive Officer, Norman King, currently owns 1,000 shares of Series A Convertible Preferred Stock of Kalex (the “Preferred Shares”), which Preferred Shares are convertible into 200,000,000 shares of Common Stock and have the right to the number of votes equal to 51% of the vote required to approve any action of the Company. Accordingly, the parties to the Share Exchange Agreement agreed that, at the Closing, the Estate will surrender for cancellation the Preferred Shares in exchange for the issuance of 200,000 shares of Kalex’s common stock. Furthermore, at the Closing or within a reasonable time after the Closing, the Company will issue 100 shares of its newly designated Series B Preferred (as defined below) to Edward Vakser, the Chief Executive Officer of AIFC and the AIFC Shareholder.

At the Closing, an aggregate of 9,924,300 shares of Common Stock will be issued to the AIFC Shareholder, 100 shares of Series B Preferred will be issued to the AIFC Shareholder, 200,000 shares of Common Stock will be issued to the Estate and 100,000 shares of Common Stock will be issued to Kalex’s current President, Arnold F. Sock, as compensation for prior services to the Company and his efforts in consummating the Share Exchange.

The Company's obligation to complete the Share Exchange is subject to the fulfillment or waiver by the Company of conditions contained in the Share Exchange Agreement including, but not limited to, the following conditions:3

* AIFC must deliver to the Company financial statements of AIFC and its subsidiaries; and
* AIFC must pay all costs associated with getting the Company current under its periodic reporting requirements.

On April 2, 2013, the Company filed a Certificate of Designation for its newly designated Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware to designate 100 shares of the Company authorized preferred stock as Series B Preferred Stock, par value $0.00001 per share (“Series B preferred”). The record holders of the Series B Preferred shall have the right to vote on any matter with holders of Common Stock voting together as one class. The record holder(s) of the 100 shares of Preferred B Stock shall have that number of votes (identical in every other respect to the voting rights of the holders of Common Stock entitled to vote at any regular or special meeting of the shareholders) equal to that number of Common Stock which is not less than 51% of the vote required to approve any action, which Delaware law provides may or must be approved by vote or consent of the holder of Common Stock or the holders of other securities entitled to vote, if any. Holders of the Series B Preferred are not entitled to receive dividends, not entitled to conversion rights and not entitled to liquidation preferences.

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

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future.  Although our current chief executive, president, secretary and treasurer have currently foregone full salary payments, we anticipate retroactive and current compensation during 2013.  In addition, we believe in the 2014 fiscal year that the compensation packages required to attract the senior executives we require to execute our business plan will increase our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Liquidity and Capital Resources

As of March 31, 2013, the Company had cash equal to $555.  This compares with assets of $63,055, comprised of cash of $555, and prepaid expenses as of March 31, 2012.  The Company’s current liabilities as of March 31, 2013 totaled $176,772, comprised of related party loans, a note payable, accrued interest thereon, and loans from non-affiliates.  This compares with liabilities of $162,304, as of March 31, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2013, our President has concluded that, as of that date, our controls and procedures were not effective because this quarterly report on Form 10-Q is not being filed within the time period specified in the SEC’s rules and forms.  We are committed to improving our financial organization and we are in the process of determining how filing delays may be avoided in the future.

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