Form 10-K
period 2013-06-30
KALEX CORP
filed 2015-06-23
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-52177

KALEX CORP.
(Exact Name of Company as Specified in its Charter)

Delaware	13-3305161
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1717 McKinney Avenue, Suite 700, Dallas Texas	75202
(Address of Principal Executive Offices)	(Zip Code)

Company’s telephone number: (214) 418-6940

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days: Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act: Yes ☒ No ☐.

The aggregate market value of the voting stock held by non-affiliates of the Company as of May 15, 2015: $12,610. As of May 15, 2015, the Company had 770,200 shares of common stock issued and outstanding.

PART I.

ITEM 1. BUSINESS.

Business Development.

Kalex Corp., a Delaware corporation (“Company”), was incorporated on May 1, 1984. The address for the Company is: 330 East 33rd Street, Suite 15M, New York, New York 10016; the Company’s telephone number: (212) 686-7171. The Company was initially organized under the name “Pennate Corp.” On January 2, 1996, a Certificate of Amendment of Certificate of Incorporation was filed with the State of Delaware changing the Company's name to “Kalex Corp.” During the past five years, the Company was not actively engaged in any business. The Company’s present business purpose seeks the acquisition of, or merger with, an existing operating business. The Company has conducted negotiations but has not entered into an agreement or letter of intent concerning any target business.

Business of the Company.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (“Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. As of the end of the period covered by this report, the Company had not entered into any definitive agreement with any party, nor had there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	strength and diversity of management, either in place or scheduled for recruitment;

•

capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•	the extent to which the business opportunity can be advanced;

•	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	other relevant factors.

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

Form of Acquisition.

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (“Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

Competition

The Company’s primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities that could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company does; consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Patents and Trademarks

The Company does not own any patents, trademarks or licenses of any kind.

Employees

The Company presently has no employees and does not have any agreements for compensation with its management. The officers and directors are engaged in outside business activities and anticipate that they will devote to the Company’s business very limited time until the acquisition of a successful business opportunity has been identified. The Company expects no significant changes in the number of employees other than such changes, if any, incident to a business combination.

ITEM 1A. RISK FACTORS.

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s business, financial condition, and results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Company or that it currently deems immaterial may also impair its business and operations.

Risks Relating to the Business.

(a) An Investment in the Company Is Highly Speculative In Nature and Involves An Extremely High Degree Of Risk. There May Be Conflicts of Interest Between Management and Non-Management Stockholders.

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

(b) The Company’s Business is Difficult to Evaluate Because It Has Limited Operating History.

After the Company’s business was transferred to Victor Kellering, Inc. the Company has no operating history or revenue and only minimal assets. Accordingly, there is a risk that the Company will be unable to continue as a going concern and consummate a business combination. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until it can consummate a business combination with a profitable business opportunity. The Company cannot assure you that it can identify a suitable business opportunity and consummate a business combination.

(c) The Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About the Company’s ability to Continue as a Going Concern, Which May Hinder the Ability to Obtain Future Financing.

In its report dated June 5, 2015, the Company’s independent auditor stated that the financial statements for the two years ended December 31, 2013 were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to execute a business combination and thereafter to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(d) There Is Competition for Those Private Companies Suitable for a Merger Transaction of the Type Contemplated by Management.

The Company is in a highly competitive market for a small number of business opportunities that could reduce the likelihood of consummating a successful business combination. The Company is are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company does; consequently, it will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of the Company identifying and consummating a successful business combination.

(e) Future Success Is Highly Dependent on the Ability of Management to Locate and Attract a Suitable Acquisition.

The nature of the Company’s operations is highly speculative and there is a consequent risk of loss of your investment. The success of the Company’s plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, the Company cannot assure you that it will be successful in locating candidates meeting that criterion. In the event the Company completes a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company’s control.

(f) The Company Has No Existing Agreement for a Business Combination or Other Transaction.

No assurances can be given that the Company will successfully identify and evaluate suitable business opportunities or that the Company will conclude a business combination. The Company cannot guarantee that it will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of the shares will not be invested in a company with active business operations.

(g) Management Intends to Devote Only a Limited Amount of Time to Seeking a Target Company Which May Adversely Impact the Ability To Identify a Suitable Acquisition Candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. The Company’s officers have not entered into a written employment agreement with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact the Company’s ability to identify and consummate a successful business combination.

(h) The Company’s Success Is Largely Dependent on the Abilities of Its Personnel.

The Company’s success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain key members of the Company’s senior management, including its president, could have a materially adverse effect on the Company’s business and prospects.

The Company intends to recruit skilled employees who are experts in the biotechnology and medical industry. The failure to recruit these key personnel could have a materially adverse effect on the Company’s business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(i) The Time and Cost of Preparing a Private Company to Become a Public Reporting Company May Preclude Us From Entering Into A Merger Or Acquisition With The Most Attractive Private Companies.

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

(j) The Company May Be Subject to Further Government Regulation That Would Adversely Affect Its Operations.

Although the Company will be subject to the reporting requirements under the Exchange Act, management believes it will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since it will not be engaged in the business of investing or trading in securities. If we engage in business combinations that result in our holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act. If so, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

(k) Any Potential Acquisition or Merger with a Foreign Company May Subject the Company to Additional Risks.

If the Company enters into a business combination with a foreign concern, it will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

(l) The Company Has Never Paid Dividends on Its Common Stock.

The Company has never paid dividends on its common stock and does not presently intend to pay any dividends in the foreseeable future. The Company anticipates that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

(m) The Company May Be Subject to Certain Tax Consequences in Its Business, Which May Increase the Cost of Doing Business.

The Company may not be able to structure its acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, the Company cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

(n) The Company’s Business Will Have No Revenues Unless and Until It Merges with, or Acquires an Operating Business.

The Company is a development stage company and have had no revenues from operations. The Company may not realize any revenues unless and until it successfully merges with or acquire an operating business.

(o) The Company Intends to Issue More Shares in a Merger or Acquisition, Which Will Result in Substantial Dilution.

Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of the Company’s common stock held by its then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by the Company’s then existing stockholders. The Company’s Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of its stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

(p) The Company Has Conducted No Market Research or Identification of Business Opportunities, Which May Affect Its Ability to Identify a Business to Merge With or Acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, it has no assurances that market demand exists for a merger or acquisition as contemplated by it. There is no assurance that the Company will be able to acquire a business opportunity on terms favorable to it. Decisions as to which business opportunity to participate in will be unilaterally made by the Company’s management, which may act without the consent, vote or approval of its stockholders.

(q) Because the Company May Seek to Complete a Business Combination Through a “Reverse Merger”, Following Such a Transaction the Company May Not Be Able To Attract the Attention of Major Brokerage Firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of its common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company’s post-merger company in the future.

(r) Any Required Expenditures as a Result of Indemnification Will Result in an Increase in Expenses.

The Company’s bylaws include provisions to the effect that it may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

Risks Relating to the Common Stock.

(a) The Company’s Common Stock May Be Traded Infrequently and In Low Volumes, Which May Negatively Affect the Ability to Sell Shares.

The shares of the Company’s common stock may trade infrequently and in low volumes on the OTC Markets Group, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume, and that even if we came to the attention of such institutionally oriented persons, they tend to be risk-averse in this environment and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company’s shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. The Company cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. These factors may have an adverse impact on the trading and price of our securities, and could even result in the loss by investors of all or part of their investment.

(b) The Company’s Common Stock Price May Be Volatile.

The trading price of the Company’s common stock on the OTC Markets Group may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company’s control and may not be directly related to its operating performance. These factors include the following:

•	Price and volume fluctuations in the overall stock market from time to time;

•	Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	Changes in regulatory policies with respect to business development companies;

•	Actual or anticipated changes in earnings or fluctuations in operating results;

•	General economic conditions and trends;

•	Loss of a major funding source; or

•	Departures of key personnel.

Due to the continued potential volatility of the stock price, the Company may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from the business.

(c) Absence of Cash Dividends May Affect Investment Value of the Company’s Stock.

The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company’s business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(d) No Assurance of a Public Trading Market and Risk of Low Priced Securities May Affect Market Value of the Company’s Stock.

The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate “penny stocks.” Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934. Because the Company’s securities may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and its common stock.

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction:

•	the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule; and

•	the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stock, the broker or dealer must:

•	obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives;

•

reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock;

•

deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person, stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement, and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and

•	receive from the person a manually signed and dated copy of the written statement.

It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

There has been a very limited public market for the Company’s common stock. The Company intends to have a market maker file an application on the Company’s behalf with the Over the Counter Bulletin Board in order to make a market in the Company’s common stock. However, until this happens, if the market maker is successful with such application, and even thereafter, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company’s securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

•

the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(e) Failure To Remain Current In Reporting Requirements Could Result in the Company Being Delisting From The Over The Counter Bulletin Board.

Companies that trade on the Over the Counter Bulletin Board (such as the Company) must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the Bulletin Board. When the Company becomes listed on that market, if it fails to remain current in the Company’s reporting requirements, the Company could be delisted from the Over the Counter Bulletin Board.

In addition, the National Association of Securities Dealers, Inc., which operates the Bulletin Board, has adopted a change to its Eligibility Rule. The change makes those Over the Counter Bulletin Board issuers that are cited for filing delinquency in its Form 10-K’s/Form 10-Q’s three times in a 24-month period and those Bulletin Board issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the Bulletin Board for a period of one year. Under this rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) is not considered late. This rule does not apply to a company’s Current Reports on Form 8-K (but failure to timely file a Form 8-K could have other ramifications for the Company).

As a result of these rules, the market liquidity for the Company’s common stock could be severely adversely affected by limiting the ability of broker-dealers to sell the Company’s securities and the ability of stockholders to sell their securities in the secondary market.

(f) Failure to Maintain Market Makers May Affect Value of the Company’s Stock.

If the Company is unable to maintain National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

(g) Issuance of Common Stock in Exchange for Services or to Repay Debt Would Dilute Proportionate Ownership and Voting Rights, and Could Have a Negative Impact on the Market Price of the Company’s Stock.

The Company’s board of directors may issue shares of common stock to pay for debt or services, without further approval by its stockholders based upon such factors as the board of directors may deem relevant at that time. It is likely that the Company will issue securities to pay for services and reduce debt in the future. It is possible that the Company will issue additional shares of common stock under circumstances it may deem appropriate at the time.

(h) The Company could issue preferred stock without stockholder approval with the effect of diluting then current stockholder interests.

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 2,000 shares of “blank check” preferred stock with designations, rights and preferences as my be determined from time to time by our board of directors. Accordingly, the Company’s Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights that could dilute the interest of and adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

As of June 30, 2013, the Company has 1,000 shares of Series A convertible preferred stock issued and outstanding, and 100 shares of Series B preferred stock authorized with none issued.

(i) If The Company is Unable to Raise Necessary Additional Capital as Needed, Its Business May Fail or its Operating Results and the Stock Price May Be Materially Adversely Affected.

To secure additional needed financing, the Company may need to borrow money or sell more securities, which may reduce the value of its outstanding common stock. Selling additional stock, either privately or publicly, would dilute the equity interests of the Company’s stockholders. In addition, if the Company raises additional funds by issuing equity securities, the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of its common stock. If the Company raises additional funds by issuing debt securities, the holders of these debt securities may have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for the Company.

(j) Shares Eligible For Future Sale Could Affect the Price of the Common Stock.

All of the shares currently held by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these stockholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

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

ITEM 3. LEGAL PROCEEDINGS.

There are no known legal or other proceedings against the Company that could at the time of submitting this report that could have a materially adverse effect on the Company’s financial position or operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s common stock began trading on the OTC Markets Group under the symbol “KLXC”. The range of closing prices shown below is as reported by the OTC Markets Group. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on June 30, 2013

	High	Low

Quarter Ended June 30, 2013	$0.17	$0.03
Quarter Ended March 31, 2013	$0.20	$0.04
Quarter Ended December 31, 2012	$0.07	$0.07
Quarter Ended September 30, 2012	$0.10	$0.07

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on June 30, 2012

	High	Low

Quarter Ended June 30, 2012	$0.10	$0.10
Quarter Ended March 31, 2012	$0.25	$0.10
Quarter Ended December 31, 2011	$0.35	$0.25
Quarter Ended September 30, 2011	$0.51	$0.25

Holders of Common Equity.

As of May 15, 2015, the Company had approximately 130 stockholders of record of its common stock. The number of record holders was determined from the records of the Company’s transfer agent. The number of record holders excludes any estimate of the number of beneficial owners of common shares held in street name.

Dividends.

The Company has not declared or paid a cash dividend to stockholders since it was organized. The Board of Directors presently intends to retain any earnings to finance the Company’s operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company’s earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

There were no sales of unregistered (restricted) securities during the year ended on June 30, 2013, except as follows:

In April 2013, the Company issued to former directors of the Company 45,000 restricted shares of common shares pursuant to what might have been considered an oral agreement with our late CEO, Mr. Norman King, in consideration of the execution of a release. Each former director who resigned in November 2011, did so without dispute so the Company’s position was that no shares were due. However, the payment was made based on Mr. King’s relationship with those former directors and to honor his desire to provide shares to them.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the Company’s audited financial statements and related notes presented in a separate section of this report following Item 15, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Overview.

The Company is currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. As of the end of the period covered by this report, the Company had no definitive agreements or understanding with any prospective business combination candidates and has not targeted any business for investigation and evaluation nor are there any assurances that it will find a suitable business with which to combine. The implementation of the Company’s business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. The Company intends to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which it believes has significant growth potential. While the Company we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, the Company will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

The Company does not engage in any business activities that provide cash flow. However, during the next twelve months the Company anticipates incurring costs related to:

•	filing reports as required to be filed under the Securities Exchange Act of 1934; and

•	investigating, analyzing and consummating an acquisition.

The Company believes it will be able to meet these costs through use of funds in its treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in the Company by its stockholders, management or other investors.

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, the Company will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, the Company may effect a business combination with an entity in an industry characterized by a high level of risk, and, although the Company’s management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that the Company will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, the Company’s management believes that there are numerous firms seeking even the limited additional capital that it will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As a result of the Company’s limited resources, it expects to effect only a single business combination. Accordingly, the prospects for the Company’s success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

The Company’s officers are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. The Company expects to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. The Company does not anticipate hiring any full-time employees so long as it is seeking and evaluating business opportunities.

Although the Company intends to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, the Company’s assessment of management may be incorrect. The Company cannot assure you that we will find a suitable business with which to combine.

Results of Operations.

(a) Total Revenue.

The Company had no revenue for the years ended June 30, 2013 and 2012.

(b) Legal and Professional Fees.

The Company had legal and professional fees of $47,367 for the year ended June 30, 2013 compared to $83,333 for the year ended June 30, 2012. This decrease in legal and professional fees was mainly due to decreased need for such services in trying to revive the Company.

(c) General and Administrative Expenses.

The Company had general and administrative expenses of $20,127 for the year ended June 30, 2013 compared to $0 for the year ended June 30, 2012. This increase in general and administrative costs was mainly due to work in trying to revive the Company.

(d) Interest Expense.

The Company had $6,250 of interest expense for the year ended June 30, 2013 compared to $6,239 for the year ended December 31, 2011.

(e) Net Loss.

The Company had a net loss of $73,744 for the year ended June 30, 2013 compared to $89,572 for the year ended June 30, 2012, a decrease of $15,828 or approximately 18%. The decrease in net loss is the result of the factors noted above.

Operating Activities.

The net cash used in operating activities was $15,214 for the year ended June 30, 2013 compared to $0 for the year ended June 30, 2012. This increase is mainly attributed to the absence of a convertible promissory note for legal services in 2013.

Liquidity and Capital Resources.

As of June 30, 2013, the Company had total current assets of $2,918 and total current liabilities of $192,279, resulting in a working capital deficit of $189,361. The cash and cash equivalents was $555 as of June 30, 2012.

The net cash provided by financing activities from stockholder advances was $17,577 for the year ended June 30, 2013 compared to $0 for the year ended June 30, 2012.

The Company’s current cash and cash equivalents balance will not be sufficient to fund its operations for the next 12 months. The Company’s ability to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, and to obtain additional financing, and ultimately attain profitability. The Company’s continued operations, as well as the implementation of the Company’s business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing.

Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for the Company’s common stock will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of the Company’s planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require it to:

•	curtail operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to the Company’s existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations. Regardless of whether the Company’s cash assets prove to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to the Company’s existing stockholders.

Inflation.

The impact of inflation on the Company’s costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on its operations over the past quarter and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements.

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates; and (b) basic and diluted loss per share. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a) Use of Estimates.

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b) Basic and Diluted Loss Per Share.

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Forward Looking Statements.

Information in this Form 10-K contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-K, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements as of and for the years ended June 30, 2013 and 2012 are presented in a separate section of this report following Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in its internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, and in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).

The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the criteria established in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2013.

 A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. During the assessment of the effectiveness of internal control over financial reporting as of June 30, 2013, management identified material weaknesses related to the lack of segregation of duties and the need for stronger financial reporting oversight. Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Additionally, the Company does not have a formal audit committee, and the Board of Directors does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

Remediation of Material Weaknesses.

Management is in the process of determining how best to change the Company’s current system and implement a more effective system of controls and procedures. However, given limitations in financial and manpower resources, we may not have the resources to address fully the weaknesses in controls. No assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

On September 15, 2010, the SEC, in Release Nos. 33-9142 and 34-62914, adopted amendments to remove the requirement for a non-accelerated filer to include in its annual report an attestation report of the filer’s registered public accounting firm. In addition, the SEC clarified that an auditor of a non-accelerated filer need not include in its audit report an assessment of the issuer’s internal control over financial reporting. Therefore, the Company, as a smaller reporting company, does not include an attestation report of its independent registered public accounting firm regarding internal control over financial reporting in this Form 10-K.

Inherent Limitations of Control Systems.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management, including the Company’s principal executive officer and the principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Subsequent Events.

(a) Previous independent registered public accounting firm.

As previously reported on its Form 8-K filed on March 3, 2014, Kalex Corp. (“Company”) received notice from the U.S. Securities and Exchange Commission (“SEC”) informing the Company that effective February 13, 2014 the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of our independent auditor Labrozzi & Co., P.A.. As a result of the revocation, the Company can no longer include the audit reports of Labrozzi & Co., P.A in the Company’s filings with the SEC. In addition, as a result of the foregoing, the Company is required to have its financial statements for the fiscal year ended June 30, 2012 re-audited by a firm that is registered with the PCAOB. As a result of the foregoing the Company, with the approval of its board of directors dismissed Labrozzi & Co., PA.

Other than an explanatory paragraph included in Labrozzi & Co., PA audit reports for the Company’s fiscal years ended June 30, 2011 and 2012 relating to the uncertainty of the Company’s ability to continue as a going concern, the audit reports of Labrozzi & Co., PA on the Company’s financial statements for the fiscal years ended June 30, 2011 and 2012 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended June 30, 2011 and 2012, and through February 13, 2014, there were no disagreements with Labrozzi & Co., PA on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Labrozzi & Co., PA’s satisfaction, would have caused them to make references to the subject matter in connection with their reports of the Company's consolidated financial statements for such years. In addition, the Company believes there were no other reportable events as defined in Item 304 of Regulation S-K.

In March 2014, when a Form 8-K was filed originally disclosing the above information, the Company provided Labrozzi & Co., PA a copy of the foregoing statements and requested that Labrozzi & Co., PA provide the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing statements. The Company never received a response to this request.

(b) New independent registered public accounting firm.

On September 2, 2014 the Company retained Q Accountancy Corporation (“Q Accountancy”) as our independent registered public accounting firm. The decision to engage Q Accountancy was recommended and approved by the Company’s Board of Directors. Q Accountancy has been retained to re-audit the Company’s financial statements for the fiscal year ended June 30, 2012 as well as audit the Company’s financial statements for the fiscal years ended June 30, 2013 and 2014. During fiscal years 2012, 2013, 2014 and the subsequent interim period, neither the Company nor anyone on the Company’s behalf engaged Q Accountancy regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

(c) Appointment of New Officer.

On April 9, 2015. the Company’s sole board member, Arnold F. Sock, appointed J. Scott Tassan as the chief financial officer (principal financial and accounting officer) of the Company. Mr. Tassan’s experience as the financial officer of several companies in the past led to the conclusion that he should serve as the chief financial officer of the Company in light of the Company’s business and structure.

(d) Acquisition Agreement.

On May 18, 2015, the Company entered into an Acquisition Agreement with all the owners of the common stock of LCP, Inc. for the purchase of 80% of the outstanding common stock of LCP by the Company, thereby making it a majority owned subsidiary of the Company (see Exhibit 10.5). On June 4, 2015, the parties to the Acquisition Agreement entered into an Addendum to Acquisition Agreement (See Exhibit 10.6). The effective date of this transaction is the date that the last signature is obtained on the documents, which is June 13, 2015.

(e) Appointment of New Directors; Resignation of Director.

In compliance with the terms of the Acquisition Agreement discussed above, on June 15, 2015 the Company’s sole board member, Arnold F. Sock, appointed J. Scott Tassan, Edward Vakser, and Scott N. Weinert, as members of the Company’s Board of Directors. Immediately thereafter, Mr. Sock resigned as a director and officer of the Company.

(f) Appointment of New Officer.

On June 16, 2015 the Company’s Board of Directors appointed Scott N. Weinert, as the Chieif Executive Officer and President of the Company. J. Scott Tassan was confirned to continue to serve as the Chief Financial Officer of the Company.

Mr. Weinert’s experience as the chief executive officer of several companies in the past led to the conclusion that he should serve as the chief executive officer of the Company in light of the Company’s business and structure.

(g) New Address and Telephone Number.

On June 16, 2015, the Company has a new address and telephone number: 1717 McKinney Avenue, Suite 700, Dallas Texas 75202; (214) 418-6940.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers.

The names, ages, and positions of the directors and executive officers of the Company are set forth below. The directors named below will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders’ meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

There is no arrangement or understanding between the directors and executive officers and any other person pursuant to which the directors and officers were or are to be selected as a directors or officers, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs. There are no other promoters or control persons of the Company. There is no family relationship between any of the present directors and officers of the Company. There are no legal proceedings involving the directors and officers of the Company.

(a) Edward Vakser, Chairman of the Board.

Mr. Vakser, age 51, has been involved in a multitude of enterprises including owning the second largest staging company in North Texas. He has been awarded several growth and performance industry awards and has produced some of the largest corporate, entertainment, and direct marketing industries' events.

Mr. Vakser has served as a director and/or officer of the following public companies (all of which trade on the OTC Markets Group and are current in their reporting requirements under that market):

(a) From 2010 to the present, Chairman of the Board of PBS Holding Inc. (PBHG), a company that has an exclusive distribution agreement from the licensee of officially licensed Thomas Kinkade Painter of Light™ Framed 3D artwork. He is one of the co-founders of The Starfest Direct, a subsidiary of PBS Holding that created De Vie Sun as a new network marketing enterprises featuring all things creative providing an avenue to promote “Healthy Living” and “Enhanced Lifestyle” with unique and proprietary “functional beverages” and nutritional products offering business opportunity system while delivering true entertainment and educational values.

(b) From 2012 to the present, Chairman of the Board of 3D Entertainment Holdings Inc (TDEY), a company that markets and sells 3D conversion technology under a license agreement.

(c) From 2013 to the present, Chairman of the Board of ProTek Capital, Inc. (PRPM), a company that is focused on investing in, or acquiring software companies that are privately held or traded on the public markets.

(d) From 2013 to the present, Chairman of the Board of Auri Inc (AURI), a company that is focused on acquiring and developing “High End Art and Reproductions” driving the company to become the publisher and licensor.

(e) From 2014 to the present, a consultant with SUTIMCo International, Inc (SUTI), a company that is focused on becoming a holding company for new and emerging businesses and technologies.

For the period of 2007 to 2012, Mr. Vakser served and the chief executive office of Artfest International Inc. a former public company that markets and sells paintings (both original and reproduced on canvas using the Giclée and lithograph processes), autographed limited-edition celebrity photographs, and a wide variety of authentic autographed memorabilia, sports memorabilia and collectibles. From 1991 to the present, he has served as chief executive officer of Intelecon Services, Inc., a company that is involved in equipment rental/leasing for motion picture/video production.

Mr. Vakser attended North Texas State University.

(b) Scott N. Weinert, Chief Executive Officer/President.

Mr. Weinert, age 60, has, from 1997 to the present, been involved in the sourcing and importation of wall art, framed art, framed mirrors, photo frames, wall frames, occasional furniture, and decorative accessories. For the period of 1997 to 2012, Mr. Weinert was the owner and president of Xebex Corporation, a company the was an importer of home decor products but no longer operating. From 2012 to present, he has been the owner and president of Phoenix Fulfillment Group, a company that is involved in the design, sourcing and sales of art products. Mr. Weinert has been the president and a board member of Auri Inc. from 2014 to the present.

Mr. Weinert received a Bachelor of Science degree (summa cum laude) in Mathematics (with a minor in English and Philosophy) from Nasson College.

(c) J. Scott Tassan, Chief Financial Officer.

Mr. Tassan, age 37, has served as the chief financial officer of Auri, Inc. from 2014 to the present. For this period, he has also served as the chief financial officer and a director of SUTIMCo International, Inc. From 2013 to the present, Mr. Tassan has also served as chief financial officer of PBS Holding, Inc. For the period of 2003 to 2013, Mr. Tassan was the corporate treasurer and executive producer of TNT Media Productions, Ltd., a full-service communications, production, multimedia, and presentation company.

Mr. Tassan received his Bachelor of Science degree in Business Administration from the University of Texas at Dallas.

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, certain officers and persons holding 10% or more of the Company’s common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company’s common stock with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal year 2013, and certain written representations from executive officers and directors, the Company is aware that the following required reports were not timely filed: A Form 3 when Mr. Sock was appointed a director of the Company in 2010. This report is in the process of being prepared for filing.

Corporate Governance.

The primary function of the Company’s board of directors is oversight of management so that identifying and addressing the risks and vulnerabilities that the Company faces is an important component of the board of directors’ responsibilities, whether monitoring ordinary operations or considering significant plans, strategies, or proposed transactions. The risk management process that the Company has established is overseen by the Audit Committee, which is also responsible for oversight of risk issues associated with our overall financial reporting and disclosure process and with legal compliance as well as reviewing policies on risk control assessment and accounting risk exposure. While the board of directors is ultimately responsible for risk oversight, our management is responsible for day-to-day risk management processes. The Company believes this division of responsibilities is the most effective approach for addressing the risks facing the Company and that its board of directors leadership structure supports this approach.

Code of Ethics.

The Company has not adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted such a code of ethics because all of management’s efforts have been directed to building the business of the Company; at a later time, the board of directors may adopt such a code of ethics.

Audit Committee.

The Company’s board of directors functions as audit committee for the Company.

The primary responsibility of the Audit Committee will be to oversee the financial reporting process on behalf of the Company’s board of directors and report the result of their activities to the board. Such responsibilities include, but are not limited to, the selection, and if necessary the replacement, of the Company’s independent registered public accounting firm, review and discuss with such independent registered public accounting firm: (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company’s system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the annual report on Form 10-K.

The Company’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

Other Committee of the Board of Directors.

The Company presently does not have a nominating committee, an executive committee of the board of directors, stock plan committee or any other committees.

Recommendation of Nominees.

The Company does not have a standing nominating committee or committee performing similar functions. Because of the small size of the Company, the board of directors believes that it is appropriate for the Company not to have such a committee. All the directors participate in the consideration of director nominees.

The board of directors does not have a policy with regard to the consideration of any director candidates recommended by security holders. Because of the small size of the Company, and the limited number of stockholders, the board of directors believes that it is appropriate for the Company not to have such a policy.

When evaluating director nominees, The Company considered the following factors:

•	The appropriate size of the board.

•	The Company’s needs with respect to the particular talents and experience of company directors.

•	Knowledge, skills and experience of prospective nominees, including experience in finance, administration.

•	Experience with accounting rules and practices.

•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

The Company’s goal is to assemble a board that brings together a variety of perspectives and skills derived from high quality business and professional experience.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation.

None of the Company’s officers or directors has received any cash remuneration since inception. Although no remuneration of any nature has been paid for or on account of services rendered by a director in such capacity, the Company intends to issue common stock to certain directors and officers, based upon the amount and nature of the respective director’s or officer’s investment in or service to the Company. None of the officers and directors intends to devote more than a few hours a week to the Company’s affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of its management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

Other Compensation.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. In addition, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Table.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of May 15, 2015 (770,200 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Each person or entity has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by that person or entity:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)		Percent of Class (2)
Common Stock	The World of Magic, Inc., 1717 McKinney Avenue, Suite 700, Dallas Texas 75202	200,200,000	(3)	99.72%
Common Stock	Kuno Laren, 1717 McKinney Avenue, Suite 700, Dallas Texas 75202	318,000	(4)	41.29%
Common Stock	Edward Vakser, 1717 McKinney Avenue, Suite 700, Dallas Texas 75202	0		0.00%
Common Stock	Scott N. Weinert, 1717 McKinney Avenue, Suite 700, Dallas Texas 75202	0		0.00%
Common Stock	J. Scott Tassan, 1717 McKinney Avenue, Suite 700, Dallas Texas 75202	0		0.00%
Common Stock	Shares of all directors and executive officers as a group (3 persons)	0		0.00%

(1) Except as noted, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (“1934 Act”), the Estate of Norman King is deemed a control person of the shares owned by this stockholder due to ownership of this stockholder by the Estate of Norman King. In computing the number of shares beneficially owned by this stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included. Therefore, 200,000,000 of the total consists of shares of common stock underlying 1,000 shares of Series A convertible preferred stock.

(3) Norman King is the Company’s former Chief Executive Officer and Chairman. The Estate of Norman King beneficially owns 200,000 shares held by The World of Magic, Inc., an entity wholly owned by Mr. King’s Estate. The beneficial ownership of Mr. King’s Estate includes the 200,000,000 shares of common stock into which his 1,000 shares of Series A Preferred is currently convertible

(4) Includes 183,200 shares held by certain family members and affiliates of Mr. Laren.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the last two fiscal years, there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

The Company’s officers are engaged in other businesses, either individually or through partnerships and corporations in which he has an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and the officer and director. The Company will attempt to resolve such conflicts of interest in its favor.

The Company defines director independence in accordance with the definition as set forth in Rule 5605(a)(2) of the Rules of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by Q Accountancy Corporation for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2013 and 2012: $9,500. The aggregate fees billed by the Company’s former auditor, Labrozzi & Co., P.A., for review of financial statements included in the Company’s Form 10-Q’s for the 2013 fiscal year: $2,700.

Audit-Related Fees.

The aggregate fees billed for assurance and related services by the accounting firms that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the accounting firms for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by the accounting firms, other than the services reported above: $0.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as a part of this report on Form 10-K:

(a) Audited financial statements as of and for the years ended June 30, 2013 and 2012; and

(b) Those exhibits required by Item 601 of Regulation S-K (included or incorporated by reference in this document are set forth in the Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kalex Corp.

Dated: June 17, 2015	By:	/s/ Scott N. Weinert
Scott N. Weinert
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott N. Weinert	Chief Executive Officer/President	June 17, 2015
Scott N. Weinert	(principal executive officer)

/s/ J. Scott Tassan	Chief Financial Officer	June 17, 2015
J. Scott Tassan	(principal financial and accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kalex Corp.

We have audited the accompanying balance sheets of Kalex Corp. as of June 30, 2013 and 2012, and the related statements of operations, stockholder’s equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kalex Corp. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred an operating loss and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Q Accountancy Corporation

Irvine, California

June 5, 2015

KALEX CORP.

BALANCE SHEETS

	June 30,	June 30,
	2013	2012
ASSETS
Current assets:
Cash	$2,918	$555
Prepaid expenses	--	41,667
Total current assets	2,918	42,222

Total Assets	$2,918	$42,222

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$15,002	$6,239
Due to affiliates	34,700	34,700
Advances payable	17,577	-
Convertible note payable	125,000	125,000

Total current liabilities	192,279	165,939

Stockholders’ Deficit:
Preferred stock - $0.00001 par value, 2,000 shares authorized;
Series A - 1,000 shares authorized, issued and outstanding	--	--
Series B - 100 shares authorized, -0- issued and outstanding	--	--
Common stock - $0.00001 par value, 800,000,000 shares authorized; 845,000 shares issued, 770,200 and 725,200 outstanding, respectively	8	8
Treasury stock - at cost, 74,800 shares	(23,025)	(23,025)
Additional paid in capital	19,092	10,992
Accumulated deficit	(185,436)	(111,692)

Total Stockholders’ Deficit	(189,361)	(123,717)

Total Liabilities and Stockholders’ Deficit	$2,918	$42,222

The accompanying notes are an integral part of these financial statements

KALEX CORP.

STATEMENTS OF OPERATIONS

	Year Ended June 30, 2013	Year Ended June 30, 2012

Revenues	$--	$--

Operating expenses:
Legal and professional fees	47,367	83,333
General and administrative	20,127	--
Total operating expenses	67,494	83,333

Loss from operations	(67,494)	(83,333)

Interest expense	(6,250)	(6,239)

Loss before provision for income tax	(73,744)	(89,572)

Provision for income tax	--	--

Net loss	$(73,744)	$(89,572)

Basic and diluted net loss per common share	$(0.10)	$(0.12)

Weighted average number of common shares outstanding	732,700	725,200

The accompanying notes are an integral part of these financial statements

KALEX CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED JUNE 30, 2013 AND 2012

					Additional		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, July 1, 2011	800,000	$8	74,800	$(23,025)	$10,992	$(22,120)	$(34,145)

Net loss	--	--	--	--	--	(89,572)	(89,572)

Balance, June 30, 2012	800,000	8	74,800	(23,025)	10,992	(111,692)	(123,717)

Issuance of common stock for services	45,000	--	--	--	8,100	--	8,100

Net loss	--	--	--	--	--	(73,744)	(73,744)

Balance, June 30, 2013	845,000	$8	74,800	$(23,025)	$19,092	$(185,436)	$(189,361)

The accompanying notes are an integral part of these financial statements

KALEX CORP.

STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2013	Year Ended June 30, 2012

Cash flows from operating activities:
Net loss	$(73,744)	$(89,572)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	8,100	--
Legal and professional fees paid by issuance of convertible note payable	--	125,000
Changes in operating assets and liabilities
Prepaid expenses	41,667	(41,667)
Accounts payable and accrued expenses	8,763	6,239
Net cash used in operating activities	(15,214)	--

Cash flows from financing activities:
Advances received	17,577	--
Net cash provided by financing activities	17,577	--

Net change in cash	2,363	--

Cash, beginning of year	555	555

Cash, end of year	$2,918	$555

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

Non-cash transactions:
Convertible promissory note for legal and professional fees	$--	$125,000
Common stock for services	$8,100	$--

The accompanying notes are an integral part of these financial statements

KALEX CORP

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.

Kalex Corp ("Kalex, or the Company") was incorporated in the State of Delaware on March 27, 1984. The Company was initially organized under the name “Pennate Corp.” On January 2, 1996, a Certificate of Amendment of Certificate of Incorporation was filed with the State of Delaware changing the Company’s name to “Kalex Corp.” During the past five years the Company was not actively engaged in any business. The Company’s is currently seeking the acquisition of, or merger with, an existing operating business.

Summary of Significant Accounting Policies.

Use of Estimates.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

Cash and Cash Equivalents.

For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments.

The Company is required to estimate the fair value of all financial instruments included on its balance sheets. The carrying value of prepaid expenses, accounts payable and accrued expenses, due to affiliates and advances payable approximate their fair value due to the short period to maturity of these instruments.

Stock Based Compensation.

The Company periodically issues shares of its common stock in exchange for, or in settlement of, services. The Company’s management values the shares issued in such transactions at either the then market price of the Company’s common stock, as determined by the Board of Directors and after taking into consideration factors such as volume of shares issued or trading restrictions, or the value of the services rendered, whichever is more readily determinable.

Income Taxes.

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement amounts and their tax bases using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The components of the deferred tax assets and liabilities are classified as current and non-current depending on their characteristics. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

In addition, the Company’s management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of required to be performed for all open tax years, as defined by the various statutes of limitations for federal and state purposes.

Comprehensive Loss.

The Company reports items of comprehensive income or loss with the same prominence as other financial statements. The Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Loss Per Share.

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Recent Accounting Pronouncements.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

2. GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred operating losses and has a working capital deficiency and accumulated deficit of $189,361 and $185,436 respectively, as of June 30, 2013. The Company is subject to those risks associated with blank check companies. The Company has sustained recurring losses and additional debt and equity financing will be required by the Company to find its acquisition activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the Company will be able to identify and assimilate any target acquisition and that once an acquisition has been made, that profitable operations will be achieved. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

3. RELATED PARTY TRANSACTIONS

Due to Affiliates.

Due to affiliates represents cash advances from various entities owned or affiliated with the Company used for working capital purposes. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available.

As of June 30, 2013 and 2012, the Company had amounts due to the following affiliates:

Kumala,Inc.	$13,000
Kuno Laren	8,000
Grant lnc.	10,000
Norman King	3,700
$34,700

Operating Expenses.

The Company authorized for issuance 45,000 shares of the Company’s common stock to its former directors’ and stockholders for services on March 18, 2013. These shares were valued at the then market price of $0.18 per share, or $8,100. This amount has been included in operating expenses for the year ended June 30, 2013.

4. ADVANCES PAYABLE

Periodically throughout the year, the Company also receives cash advances for working capital purposes from various third parties. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available. As of June 30, 2013 and 2012, the Company had outstanding advances in the amounts of $17,577 and $0, respectively.

5. CONVERTIBLE PROMISSORY NOTE

On November 2, 2011, the Company issued to its securities counsel a convertible promissory note, in lieu of cash payment, for past, current, and future legal work in the amount of $125,000 (“the Note”). The legal and professional services include the Company’s continuing Securities and Exchange Commission reporting requirements and certain general corporate matters, including, review and drafting of general corporate documents (e.g., press releases, minutes of meetings or consents of directors and/or shareholders, employment agreements, shareholder agreements and consulting agreements). Such representation covers conferences, correspondence and teleconferences with corporate officers and consultants. The representation also includes the preparation, drafting and filing of the Company’s Annual, Periodic and other reports (such as Forms 10-Q, 10-K, 8-K, and Forms 3, 4 and 5) to be filed with the Securities and Exchange Commission, as well as the preparation, drafting and filing of the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders. Also provided shall be information on material updates to SEC filing requirements and review of press releases prior to dissemination. The Note bears interest at 5 percent per annum, and is due on March 1, 2014. It is convertible into common stock of the Company at a conversion price equal to the lesser of 50% of the average closing price of the common stock price during the ten trading days immediately prior to the conversion date as quoted by Bloomberg LP or such other quotation service as mutually agreed by the parties, or $0.025, subject to certain limitations and conditions. Legal fees, in connection with the note, equates to $6,945 per month until fully utilized on June 30, 2013. The Company’s management is currently negotiating an extension of the Note.

6. STOCKHOLDERS’ EQUITY

On November 30, 2010, the Board of Directors of the Company approved a Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of common stock to 800,000,000 and to increase the authorized shares of preferred stock to 2,000. In addition, the Company decreased its par value of its Common and Preferred stock to $0.00001 per share, respectively.

On March 15, 2011, the Board of Directors of the Company approved the designation and authorized the issuance of 1,000 shares of Series A preferred stock, $0.0001 par value. Per the Certificate of Designation, each Series A preferred share is convertible at any time into 200,000 shares of the Company’s common stock. In case of any reorganization, consolidation, or merger in which the common stock holders become entitled to receive other stock, securities or property, the Company shall convert each holder’s Series A preferred shares into the Company’s common stock immediately prior to the closing of such reorganization consolidation, or merger of the Company. Those holders shall then receive the pro rate number of shares of stock or other securities or property as would entitle them. In the event of any liquidation, dissolution or winding up of the Company, the holders’ of the Company’s Series A preferred stock obtain a liquidation preference of the assets available for distribution on an as converted basis with other holders of the Company’s common stock.

On March 18, 2013, Kalex authorized for issuance 45,000 shares of the Company’s common stock to its former directors’ for their execution of a release to the Company. These shares were valued at the then market price of the Company’s common stock of $0.18 per share, or $8,100. This amount has been included in the accompany statements of operations.

7. DIRECTOR AND OFFICER DEPARTURES

On November 1, 2011, the following persons resigned as members of the Company’s Board of Directors: Albert Solomon, John H. Jackson, Inga Lamonica, Russell Machover, Noel Raskin, Adam Seitz, and Mubada Gaby Dakwar. The resignations of these board members were not the result of any disagreement with the Company on any matter relating to our operations, policies, or practices.

On February 2, 2012, Leonard Isaacson resigned as a director, and as the Chief Financial Officer and the Secretary of the Company.

The resignation of Leonard Isaacson was not the result of any disagreement with the Company on any matter relating to our operations, policies, or practices.

On June 12, 2012, Norman King, the Company’s Chief Executive Officer and Chairman, passed away.

8. STOCK AGREEMENTS

On July 12, 2010, the Company entered into a Stock Agreement with Bruce Zigler of American Marketing Complex International, Inc. (“AMCII”) (“the Stock Agreement”) for the purchase of certain media credits with a stated value of $15,000,000 in exchange for 60,000,000 shares of the Company’s common stock. The Stock Agreement was rescinded in its entirety, as mutually agreed, on July 12, 2012. Accordingly, the recission of the Stock Agreement has been reflected in the accompanying financial statements as of June 30, 2012.

On April 2, 2013, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), with American International Football Corporation, Inc., (“AIFC”), the Estate of Norman King (the “Estate”) and the shareholder owning all the issued and outstanding capital stock of AIFC (the “AIFC Shareholder”). Whereby Kalex was to issue approximately 90% of the total outstanding preferred (on an as-converted basis) and common stock of the Company in exchange for 100% of the outstanding capital stock of AIFC. This agreement was terminated on August 7, 2013.

 9. PROVISION FOR INCOME TAXES

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. taxing authorities for the fiscal years ended June 30, 2012 through June 30, 2014, tax years 2011-2013.

As of June 30, 2014 and 2013, the Company had accumulated operating losses of approximately $191,000 and $118,000, respectively, which can be used to offset future income taxes. The Company, however, has not filed its required tax returns for those years subject to examination. Therefore, utilization of its operating losses against future taxable income will not be available to the Company until the required returns are filed. Although, the Company does not anticipate owing any income taxes for the years ended June 30, 2013 and 2012, the Company’s management is currently engaging a tax professional to file the returns as appropriate. Any interest and penalties, if any, are included in operating expenses in the accompanying statements of operations.

10. SUBSEQUENT EVENTS

On April 9, 2015. the Company’s sole board member, Arnold F. Sock, appointed J. Scott Tassan as the chief financial officer (principal financial and accounting officer) of the Company. Mr. Tassan’s experience as the financial officer of several companies in the past led to the conclusion that he should serve as the chief financial officer of the Company in light of the Company’s business and structure.

On May 18, 2015, the Company entered into an Acquisition Agreement with all the owners of the common stock of LCP, Inc. for the purchase of 80% of the outstanding common stock of LCP by the Company, thereby making it a majority owned subsidiary of the Company. On June 4, 2015, the parties to the Acquisition Agreement entered into an Addendum to Acquisition Agreement. The effective date of this transaction is the date that the last signature is obtained on the documents, which is June 13, 2015.

In compliance with the terms of the Acquisition Agreement discussed above, on June 15, 2015 the Company’s sole board member, Arnold F. Sock, appointed J. Scott Tassan, Edward Vakser, and Scott N. Weinert, as members of the Company’s Board of Directors. Immediately thereafter, Mr. Sock resigned as a director and officer of the Company.

On June 16, 2015 the Company’s Board of Directors appointed Scott N. Weinert, as the Chieif Executive Officer and President of the Company. J. Scott Tassan was confirned to continue to serve as the Chief Financial Officer of the Company.

Mr. Weinert’s experience as the chief executive officer of several companies in the past led to the conclusion that he should serve as the chief executive officer of the Company in light of the Company’s business and structure.

On June 16, 2015, the Company has a new address and telephone number: 1717 McKinney Avenue, Suite 700, Dallas Texas 75202; (214) 418-6940.

EXHIBIT INDEX

Number	Description

3.1	Certificate of Incorporation, dated May 1, 1984 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB (for the year ended June 30, 2006) filed on November 20, 2006).

3.2	By-Laws, dated April 5, 1984 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB (for the year ended June 30, 2006) filed on November 20, 2006).

3.3

Certificate of Amendment of Certificate of Incorporation, dated November 29, 1995 (incorporated by reference to Exhibit 3.3 of the Form 10-K (for the year ended June 30, 2010) filed on March 18, 2011).

3.4	Certificate of Amendment of Certificate of Incorporation, dated April 1, 1999 (incorporated by reference to Exhibit 3.4 of the Form 10-K (for the year ended June 30, 2010) filed on March 18, 2011).

3.5

Certificate of Amendment of Certificate of Incorporation, dated November 30, 2010 (incorporated by reference to Exhibit 3.5 of the Form 10-K (for the year ended June 30, 2010) filed on March 18, 2011).

3.6

Certificate of Amendment of Certificate of Incorporation, dated as of December 1, 2010 (incorporated by reference to Exhibit 3.1 of the Form 10-Q (for the periods ended December 31, 2010) filed on February 7, 2012).

3.7

Certificate of Correction of Certificate of Amendment, dated as of March 15, 2011 (incorporated by reference to Exhibit 3.6 of the Form 10-K (for the year ended June 30, 2010) filed on March 18, 2011).

4.1	Specimen form of common stock certificate (incorporated by reference to Exhibit 4.1 of the Form 10-KSB (for the year ended June 30, 2006) filed on November 20, 2006).

4.2	Certificate of Designation, dated as March 15, 2011 (incorporated by reference to Exhibit 4.2 of the Form 10-K (for the year ended June 30, 2010) filed on March 18, 2011).

4.3	Convertible Promissory Note, dated March 4, 2011 (incorporated by reference to Exhibit 4.1 of the Form 10-Q (for the periods ended December 31, 2011) filed on June 21, 2013).

4.4	Certificate of Designation, dated April 2, 2013 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on April 8, 2013).

37

10.1

Stock Agreement by and between Kalex Corp, and Bruce Zigler, dated July 12, 2010 (incorporated by reference to Exhibit 10.1 of the Form 10-Q (for the period ended September 30, 2010) filed on February 7, 2012).

10.2	Assignment Agreement, dated February 3, 2011 (incorporated by reference to Exhibit 10.1 of the Form 10-Q (for the periods ended March 31, 2011) filed on February 7, 2012).

10.3	Rescission Agreement, dated July 12, 2012 (incorporated by reference to Exhibit 10 of the Form 8-K filed on October 15, 2012).

10.4	Share Exchange Agreement, dated April 2, 2013 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 8, 2013).

10.5

Acquisition Agreement between Kalex Corp. and the stockholders of LCP, Inc., Intelecon Inc., and the Estate of Norman King (“Estate”), dated May 18, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 15, 2015).

10.6

Addendum to Acquisition Agreement between Kalex Corp. and the stockholders of LCP, Inc., Intelecon Inc., and the Estate of Norman King (“Estate”), dated June 4, 2015 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 15, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Scott N. Weinert (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of J. Scott Tassan (filed herewith).

32	Section 1350 Certification of Scott N. Weinert and J. Scott Tassan (filed herewith).

101	XBRL Interactive Data File

38