Form 10-K
period 2014-06-30
KALEX CORP
filed 2015-10-09
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

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

The aggregate market value of the voting stock held by non-affiliates of the Company as of September 15, 2015: $12,610. As of September 15, 2015, the Company had 770,200 shares of common stock issued and outstanding.

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

Business of the Company.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (“1934 Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (“Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

In its report dated October 5, 2015, the Company’s independent auditor stated that the financial statements for the two years ended June 30, 2014 were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to execute a business combination and thereafter to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

(d) No Assurance of a Public Trading Market and Risk of Low Priced Securities May Affect Market Value of the Company’s Stock.

The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate “penny stocks.” Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the 1934 Act. Because the Company’s securities may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and its common stock.

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction:

•	the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule; and
•	the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.
•	In order to approve a person’s account for transactions in penny stock, the broker or dealer must:
•	obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives;
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

(e) Failure To Remain Current In Reporting Requirements Could Result in the Company Being Delisting From The Over The Counter Bulletin Board.

Companies that trade on the Over the Counter Bulletin Board (such as the Company) must be reporting issuers under Section 12 of the 1934 Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the Bulletin Board. When the Company becomes listed on that market, if it fails to remain current in the Company’s reporting requirements, the Company could be delisted from the Over the Counter Bulletin Board.

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

As of June 30, 2014, the Company has 1,000 shares of Series A convertible preferred stock issued and outstanding, and 100 shares of Series B preferred stock authorized with none issued.

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

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on June 30, 2014

	High	Low

Quarter Ended June 30, 2014	$0.05	$0.05
Quarter Ended March 31, 2014	$0.05	$0.03
Quarter Ended December 31, 2013	$0.05	$0.03
Quarter Ended September 30, 2013	$0.05	$0.05

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on June 30, 2013

	High	Low

Quarter Ended June 30, 2013	$0.17	$0.03
Quarter Ended March 31, 2013	$0.20	$0.04
Quarter Ended December 31, 2012	$0.07	$0.07
Quarter Ended September 30, 2012	$0.10	$0.07

Holders of Common Equity.

As of September 15, 2015, the Company had approximately 130 stockholders of record of its common stock. The number of record holders was determined from the records of the Company’s transfer agent. The number of record holders excludes any estimate of the number of beneficial owners of common shares held in street name.

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

Equity Securities Sold Without Registration.

There were no sales of unregistered (restricted) securities during the year ended on June 30, 2014.

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

The Company does not engage in any business activities that provide cash flow. However, during the next twelve months the Company anticipates incurring costs related to:

•	filing reports as required to be filed under the 1934 Act; and
•	investigating, analyzing and consummating an acquisition.

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

Results of Operations.

(a) Total Revenue.

The Company had no revenue for the years ended June 30, 2014 and 2013.

(b) Legal and Professional Fees.

The Company had legal and professional fees of $10,450 for the year ended June 30, 2014 compared to $47,367 for the year ended June 30, 2013, a decrease of $36,917 or approximately 78%. This decrease in legal and professional fees was mainly due to decreased need for such services in trying to revive the Company.

(c) General and Administrative Expenses.

The Company had general and administrative expenses of $11,928 for the year ended June 30, 2014 compared to $20,127 for the year ended June 30, 2013, a decrease of $8,199 or approximately 41%. This decrease in general and administrative costs was mainly due to to decreased need for such services in trying to revive the Company.

(d) Interest Expense.

The Company had $6,250 of interest expense for the year ended June 30, 2014 compared to $6,250 for the year ended June 30, 2013.

(e) Net Loss.

The Company had a net loss of $31,548 for the year ended June 30, 2014 compared to $73,744 for the year ended June 30, 2013, a decrease of $42,196 or approximately 57%. The decrease in net loss is the result of the factors noted above.

Operating Activities.

The net cash used in operating activities was $22,368 for the year ended June 30, 2014 compared to $15,214 for the year ended June 30, 2013, an increase of $7,154 or approximately 47%. This increase is mainly attributed to the absence of prepaid expenses in 2014.

Liquidity and Capital Resources.

As of June 30, 2013, the Company had total current assets of $90 and total current liabilities of $184,882, resulting in a working capital deficit of $184,792. The cash and cash equivalents was $90 as of June 30, 2014.

The net cash provided by financing activities was $19,540 for the year ended June 30, 2014 compared to $17,577 for the year ended June 30, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements as of and for the years ended June 30, 2014 and 2013 are presented in a separate section of this report following Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act”)) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in its internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, and in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).

The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 based on the criteria established in the report entitled“Internal Control – Integrated Framework”published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2014.

A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. During the assessment of the effectiveness of internal control over financial reporting as of June 30, 2014, management identified material weaknesses related to the lack of segregation of duties and the need for stronger financial reporting oversight. Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Additionally, the Company does not have a formal audit committee, and the Board of Directors does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

(a) Previous independent registered public accounting firm.

As previously reported on its Form 8-K filed on March 3, 2014, the Company received notice from the U.S. Securities and Exchange Commission (“SEC”) informing the Company that effective February 13, 2014 the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of our independent auditor Labrozzi & Co., P.A.. As a result of the revocation, the Company can no longer include the audit reports of Labrozzi & Co., P.A in the Company’s filings with the SEC. In addition, as a result of the foregoing, the Company is required to have its financial statements for the fiscal year ended June 30, 2012 re-audited by a firm that is registered with the PCAOB. As a result of the foregoing the Company, with the approval of its board of directors dismissed Labrozzi & Co., PA.

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

(f) Appointment of New Officer.

On June 16, 2015 the Company’s Board of Directors appointed Scott N. Weinert, as the Chieif Executive Officer and President of the Company. J. Scott Tassan was confirmed to continue to serve as the Chief Financial Officer of the Company.

Mr. Weinert’s experience as the chief executive officer of several companies in the past led to the conclusion that he should serve as the chief executive officer of the Company in light of the Company’s business and structure.

(g) New Address.

On June 16, 2015, the Company has a new address: 1717 McKinney Avenue, Suite 700, Dallas Texas 75202.

(h) Securities and Exchange Commission Letter.

The Company has received a letter from the SEC’s Division of Corporation Finance, dated August 19, 2015, stating that the Company is delinquent in its required filings under the 1934 Act. It also stated that if the Company has not filed all required reports within fifteen days from the date of the letter, it could be subject to administrative proceedings to revoke its registration under the 1934 Act. Counsel for the Company has contacted the sender of the letter, by telephone and letter, and requested an extension to October 13, 2015 for filing all required reports, including the 2015 Form 10-K. On September 14, 2015, counsel for the Company was informed that it was acceptable to the Division of Corporation Finance for the Company to bring current all of its delinquent filings, and the 2015 Form 10-K, not later than October 13, 2015.

(i) Resignation of Officer/Director.

On September 10, 2015, Scott N. Weinert resigned as the Chief Executive Officer and President, and a member of the board of directors of the Company to pursue other interests. There was no disagreement between the Company and Mr. Weinert prior to the resignation. The Company’s board of directors has appointed J. Scott Tassan, the Company’s Chief Financial Officer, as the Company’s interim Chief Executive Officer and President.

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

For the period of 2007 to 2012, Mr. Vakser served as the chief executive office of Artfest International Inc. a former public company that markets and sells paintings (both original and reproduced on canvas using the Giclée and lithograph processes), autographed limited-edition celebrity photographs, and a wide variety of authentic autographed memorabilia, sports memorabilia and collectibles. From 1991 to the present, he has served as chief executive officer of Intelecon Services, Inc., a company that is involved in equipment rental/leasing for motion picture/video production.

Mr. Vakser attended North Texas State University.

(b) J. Scott Tassan, Chief Executive Officer/President/Chief Financial Officer.

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

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the 1934 Act requires the Company’s directors, certain officers and persons holding 10% or more of the Company’s common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company’s common stock with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal year 2014, and certain written representations from executive officers and directors, the Company is aware that the following required reports were not timely filed: A Form 3 when Mr. Sock was appointed a director of the Company in 2010. This report has been filed.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of September 15, 2015 (770,200 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Each person or entity has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by that person or entity:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)		Percent of Class (2)
Common Stock	The World of Magic, Inc., 1717 McKinney Ave., Suite 700, Dallas, TX 75202	200,200,000	(3)	99.72%
Common Stock	Kuno Laren, 1717 McKinney Ave., Suite 700, Dallas, TX 75202	318,000	(4)	41.29%
Common Stock	Edward Vakser, 1717 McKinney Ave., Suite 700, Dallas, TX 75202	0		0.00%
Common Stock	J. Scott Tassan, 1717 McKinney Ave., Suite 700, Dallas, TX 75202	0		0.00%
Common Stock	Shares of all directors and executive officers as a group (2 persons)	0		0.00%

(1) Except as noted, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) In accordance with Rule 13d-3 under the 1934 Act, the Estate of Norman King is deemed a control person of the shares owned by this stockholder due to ownership of this stockholder by the Estate of Norman King. In computing the number of shares beneficially owned by this stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included. Therefore, 200,000,000 of the total consists of shares of common stock underlying 1,000 shares of Series A convertible preferred stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and quarterly reviews of the financial statements included in the Form 10-K, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended June 30, 2014 and 2013, was $18,750.

Audit-Related Fees.

The aggregate fees billed for assurance and related services by the accounting firms that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by the accounting firm, other than the services reported above: $0.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as a part of this report on Form 10-K:

(a) Audited financial statements as of and for the years ended June 30, 2014 and 2013; and

(b) Those exhibits required by Item 601 of Regulation S-K (included or incorporated by reference in this document are set forth in the Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kalex Corp.

Dated: October 7, 2015	By:	/s/ J. Scott Tassan
J. Scott Tassan
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Scott Tassan	Chief Executive Officer/President/ Chief Financial Officer	October 7, 2015
J. Scott Tassan	(principal executive, financial and accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kalex Corp.

We have audited the accompanying balance sheets of Kalex Corp. as of June 30, 2014 and 2013, and the related statements of operations, stockholder’s equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kalex Corp. as of June 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Q Accountancy Corporation

Irvine, California

October 5, 2015

KALEX CORP.

BALANCE SHEETS

	Year Ended June 30, 2014	Year Ended June 30, 2013
Assets
Current assets
Cash	$90	$2,918
Total current assets	90	2,918
Total assets	$90	$2,918
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued expenses	$21,262	$15,002
Due to affiliates	34,700	34,700
Advances payable	1,000	17,577
Convertible notes payable, net of discount of $33,197 and $-0-, respectively	127,920	125,000
Total current liabilities	184,882	192,279

Stockholders’ deficit
Preferred stock - $0.00001 par value, 2,000 shares authorized;
Series A - 1,000 shares authorized, issued and outstanding	--	--
Series B - 100 shares authorized, -0- issued and outstanding	--	--
Common stock - $0.00001 par value, 800,000,000 shares authorized; 845,000 shares issued and 770,200 outstanding	8	8
Treasury stock - at cost, 74,800 shares	(23,025)	(23,025)
Additional paid in capital	19,092	19,092
Additional paid in capital - BCF	36,117	--
Accumulated deficit	(216,984)	(185,436)
Total stockholders’ deficit	(184,792)	(189,361)
Total liabilities and stockholders’ deficit	$90	$2,918

The accompanying notes are an integral part of these financial statements

KALEX CORP.

STATEMENTS OF OPERATIONS

	Year Ended June 30, 2014	Year Ended June 30, 2013

Revenues	$--	$--

Operating expenses
Legal and professional fees	10,450	47,367
General and administrative	11,928	20,127
Total operating expenses	22,378	67,494

Loss from operations	(22,378)	(67,494)

Interest expense	(6,250)	(6,250)
Amortization of debt discount	(2,920)	--

Loss before provision for income tax	(31,548)	(73,744)

Provision for income tax	--	--

Net loss	$(31,548)	$(73,744)

Basic and diluted net loss per common share	$(0.04)	$(0.10)

Weighted average number of common shares outstanding	732,700	732,700

The accompanying notes are an integral part of these financial statements

KALEX CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED JUNE 30, 2014 AND 2013

	Common Stock		Treasury Stock		Additional Paid-in	Additional Paid-in Capital -	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	BCF	Deficit	Deficit

Balance, July 1, 2012	800,000	$8	74,800	$(23,025)	$10,992	$--	(111,692)	$(123,717)

Issuance of common stock for services	45,000	--	--	--	8,100	--	--	8,100

Net loss	--	--	--	--	--	--	(73,744)	(73,744)

Balance, June 30, 2013	845,000	8	74,800	(23,025)	19,092	--	(185,436)	(189,361)

Issuance of convertible notes - BCF	--	--	--	--	--	36,117	--	36,117

Net loss	--	--	--	--	--	--	(31,548)	(31,548)

Balance, June 30, 2014	845,000	$8	74,800	$(23,025)	$19,092	$36,117	(216,984)	$(184,792)

The accompanying notes are an integral part of these financial statements

KALEX CORP.
STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2014	Year Ended June 30, 2013
Cash flows from operating activities:
Net loss	$(31,548)	$(73,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	--	8,100
Amortization of debt discount	2,920	--
Changes in operating assets and liabilities:
Prepaid expenses	--	41,667
Accounts payable and accrued expenses	6,260	8,763
Net cash used in operating activities	(22,368)	(15,214)

Cash flows from financing activities:
Advances received (paid)	(16,577)	17,577
Proceeds from issuance of convertible notes	36,117	--
Net cash provided by financing activities	19,540	17,577

Net change in cash	(2,828)	2,363

Cash, beginning of year	2,918	555

Cash, end of year	$90	$2,918

Supplemental disclosure of cash flow information
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

Non cash transactions
Common stock for services	$--	$8,100

The accompanying notes are an integral part of these financial statements

KALEX CORP

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.

Kalex Corp (“Kalex”, or the “Company”) was incorporated in the State of Delaware on March 27, 1984. The Company was initially organized under the name “Pennate Corp.” On January 2, 1996, a Certificate of Amendment of Certificate of Incorporation was filed with the State of Delaware changing the Company’s name to “Kalex Corp.” During the past five years the Company was not actively engaged in any business. The Company’s is currently seeking the acquisition of, or merger with, an existing operating business.

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

2. GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred operating losses and has a working capital deficiency and accumulated deficit of $216,984 and $185,436 as of June 30, 2014 and 2013, respectively. The Company is subject to those risks associated with blank check companies. The Company has sustained recurring losses and additional debt and equity financing will be required by the Company to find its acquisition activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the Company will be able to identify and assimilate any target acquisition and that once an acquisition has been made, that profitable operations will be achieved. These factors, among offers, raise substantial doubt that the Company will be able to continue as a going concern.

3. RELATED PARTY TRANSACTIONS

Due to Affiliates.

Due to affiliates represents cash advances from various entities owned or affiliated with the Company used for working capital purposes. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available.

As of June 30, 2014 and 2013, the Company had amounts due to the following affiliates:

Kumala, Inc.	$13,000
Kuno Laren	8,000
Grant Inc.	10,000
Norman King	3,700
$34,700

Operating Expenses.

The Company authorized for issuance 45,000 shares of the Company’s common stock to its former directors’ and stockholders for services on March 18, 2013. These shares were valued at the then market price of $0.18 per share, or $8,100. This amount has been included in operating expenses for the year ended June 30, 2013.

4. ADVANCES PAYABLE

Periodically throughout the year, the Company also received cash advances for working capital purposes from various third parties. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available. During the year ended June 30, 2014, $16,577 in advances was repaid. As of June 30, 2014 and 2013, the Company had outstanding advances in the amounts of $1,000 and $17,577 respectively.

5. CONVERTIBLE PROMISSORY NOTES

On November 2, 2011, the Company issued to its securities counsel a convertible promissory note, in lieu of cash payment, for past, current, and future legal work in the amount of $125,000 (“Note”). The legal and professional services include the Company’s continuing Securities and Exchange Commission reporting requirements and certain general corporate matters, including, review and drafting of general corporate documents (e.g., press releases, minutes of meetings or consents of directors and/or shareholders, employment agreements, shareholder agreements and consulting agreements). Such representation covers conferences, correspondence and teleconferences with corporate officers and consultants. The representation also includes the preparation, drafting and filing of the Company’s Annual, Periodic and other reports (such as Forms 10-Q, 10-K, 8-K, and Forms 3, 4 and 5) to be filed with the Securities and Exchange Commission, as well as the preparation, drafting and filing of the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders. Also provided shall be information on material updates to SEC filing requirements and review of press releases prior to dissemination. The Note bears interest at 5 percent per annum, and was due on March 1, 2014. It is convertible into common stock of the Company at a conversion price equal to the lesser of 50% of the average closing price of the common stock price during the ten trading days immediately prior to the conversion date as quoted by Bloomberg LP or such other quotation service as mutually agreed by the parties, or $0.025, subject to certain limitations and other conditions. Legal fees, in connection with the note, equates to $6,945 per month until fully utilized on June 30, 2013. The Company’s management is currently negotiating an extension of this note.

On September 23, 2013, the Company entered into a Convertible Promissory Note (“Note”) with WBD Holdings, LLC (“WBD”) pursuant to which the Company received $5,000 as a loan from WBD. The Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of WBD at $0.0005 per share. The Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by WBD from inception of the Note through June 30, 2014. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $5,000. This value was recorded as a discount on debt and offset to additional paid in capital.

On September 23, 2013, the Company entered into a Convertible Promissory Note (“Note”) with C. Silverman Family Property Trust (“Silverman FPT”) pursuant to which the Company received $7,500 as a loan from Silverman FPT. The Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of Silverman FPT at $0.0005 per share. The Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by Silverman FPT from inception of the agreement through June 30, 2014. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $7,500.

On September 23, 2013, the Company entered into a second Convertible Promissory Note (“Note”) with C. Silverman Family Property Trust (“Silverman FPT”) pursuant to which the Company received $23,617 as a loan from Silverman FPT. The Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of Silverman FPT at $0.0005 per share. The Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by Silverman FPT from inception of the agreement through June 30, 2014. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $23,617. This value was recorded as a discount on debt and offset to additional paid in capital.

The discounts on debt are being amortized effective interest method over the terms of the convertible notes.

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

On March 18, 2013, Kalex authorized for issuance 45,000 shares of the Company’s common stock to its former directors’ for their execution of a release to the Company. These shares were valued at the then market price of the Company’s common stock of $0.18 per share, or $8,100. This amount has been included in the accompanying statements of operations.

7. PROVISION FOR INCOME TAXES

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. taxing authorities for the fiscal years ended June 30, 2012 through June 30, 2014, tax years 2011-2013.

As of June 30, 2014 and 2013, the Company had accumulated operating losses of approximately $217,000 and $185,000, respectively, which can be used to offset future income taxes. The Company, however, has not filed its required tax returns for those years subject to examination. Therefore, utilization of its operating losses against future taxable income will not be available to the Company until the required returns are filed. Although, the Company does not anticipate owing any income taxes for the years ended June 30, 2014 and 2013, the Company’s management is currently engaging a tax professional to file the returns as appropriate. Any interest and penalties, if any, are included in operating expenses in the accompanying statements of operations.

8. STOCK AGREEMENT

On April 2, 2013, the Company entered into a Share Exchange Agreement (“Share Exchange Agreement”), which Share Exchange Agreement remains subject to closing, with American International Football Corporation, Inc., a Nevada corporation (“AIFC”), the Estate of Norman King (the “Estate”) and the shareholder owning all the issued and outstanding capital stock of AIFC (the “AIFC Shareholder”). This agreement was terminated on August 7, 2013.

9. SUBSEQUENT EVENTS

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

On June 16, 2015, the Company has a new address and telephone number: 1717 McKinney Avenue, Suite 700, Dallas Texas 75202; (214) 418-6940

The Company has received a letter from the SEC’s Division of Corporation Finance, dated August 19, 2015, stating that the Company is delinquent in its required filings under the 1934 Act. It also stated that if the Company has not filed all required reports within fifteen days from the date of the letter, it could be subject to administrative proceedings to revoke its registration under the 1934 Act. Counsel for the Company has contacted the sender of the letter, by telephone and letter, and requested an extension to October 13, 2015 for filing all required reports, including the 2015 Form 10-K. On September 14, 2015, counsel for the Company was informed that it was acceptable to the Division of Corporation Finance for the Company to bring current all of its delinquent filings, and the 2015 Form 10-K, not later than October 13, 2015.

On September 10, 2015, Scott N. Weinert resigned as Chief Executive Officer and President, and a member of the board of directors of the Company to pursue other interests. There was no disagreement between the Company and Mr. Weinert prior to the resignation. The Company’s board of directors has appointed J. Scott Tassan, the Company’s Chief Financial Officer, as the Company’s interim Chief Executive Officer and President.

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

31	Rule 13a-14(a)/15d-14(a) Certification of J. Scott Tassan (filed herewith).

32	Section 1350 Certification of J. Scott Tassan (filed herewith).

