Form 10-Q
period 2013-09-30
KALEX CORP
filed 2015-10-15
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

(214) 418-6940

(Company’s Telephone Number)

_________________________________________________________________

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐.

As of September 15, 2015, the Company had 770,200 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

KALEX CORP.

BALANCE SHEETS

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$3,871	$2,918
Total current assets	3,871	2,918

Total assets	$3,871	$2,918

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$15,257	$15,002
Due to affiliates	34,700	34,700
Advances payable	1,000	17,577
Convertible note payable, net of discount of $33,197 and $0, respectively	125,073	125,000

Total current liabilities	176,030	192,279

Stockholders’ deficit
Preferred stock - $0.00001 par value, 2,000 shares authorized; Series A - 1,000 shares authorized, issued and outstanding	--	--
Series B - 100 shares authorized, -0- issued and outstanding	--	--
Common stock - $0.00001 par value, 800,000,000 shares authorized; 845,000 shares issued and 770,200 outstanding	8	8
Treasury stock - at cost, 74,800 shares	(23,025)	(23,025)
Additional paid in capital	19,092	19,092
Additional paid in capital - BCF	33,617	--
Accumulated deficit	(201,851)	(185,436)

Total stockholders’ deficit	(172,159)	(189,361)

Total liabilities and stockholders’ deficit	$3,871	$2,918

The accompanying notes are an integral part of these financial statements

KALEX CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30, 2013	September 30, 2012

Revenues	$--	$--

Operating expenses:
General and administrative	14,779	22,384

Total operating expenses	14,779	22,384

Loss from operations	(14,779)	(22,384)

Interest expense	(1,563)	(1,563)
Amortization of debt discount	(73)	--

Net loss	$(16,415)	$(23,947)

Basic and diluted net loss per common share	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	770,200	725,200

The accompanying notes are an integral part of these financial statements

KALEX CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(16,415)	$(23,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	73	--
Changes in operating assets and liabilities:
Prepaid expenses	--	20,833
Accounts payable and accrued expenses	255	3,114

Net cash used in operating activities	(16,087)	--

Cash flows from financing activities:
Advances paid	(16,577)	--
Proceeds from issuance of convertible notes	33,617	--

Net cash provided by financing activities	17,040	--

Net change in cash	953	--

Cash, beginning of period	2,918	555

Cash, end of period	$3,871	$555

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

The accompanying notes are an integral part of these financial statements

KALEX CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

2. GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred operating losses and has a working capital deficiency and accumulated deficit of $168,288 and $201,851 respectively, as of September 30, 2013. The Company is subject to those risks associated with blank check companies. The Company has sustained recurring losses and additional debt and equity financing will be required by the Company to find its acquisition activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the Company will be able to identify and assimilate any target acquisition and that once an acquisition has been made, that profitable operations will be achieved. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

3. RELATED PARTY TRANSACTIONS

Due to Affiliates.

Due to affiliates represents cash advances from various entities owned or affiliated with the Company used for working capital purposes. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available.

As of September 30, 2013 and June 30, 2013, the Company had amounts due to the following affiliates:

Kumala,Inc.	$13,000
Kuno Laren	8,000
Grant lnc.	10,000
Norman King	3,700
$34,700

4. ADVANCES PAYABLE

Periodically throughout the year, the Company also receives cash advances for working capital purposes from various third parties. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available. As of September 30, 2013 and 2012, the Company had outstanding advances in the amounts of $1,000 and $17,577, respectively.

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

On September 23, 2013, the Company entered into a Convertible Promissory Note (“WBD Note”) with WBD Holdings, LLC (“WBD”) pursuant to which the Company received $5,000 as a loan from WBD. The WBD Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of WBD at $0.0005 per share. The WBD Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by WBD. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $5,000. This value was recorded as a discount on debt and offset to additional paid in capital.

On September 23, 2013, the Company entered into a Convertible Promissory Note (“Silverman 1 Note”) with C. Silverman Family Property Trust (“Silverman FPT”) pursuant to which the Company received $7,500 as a loan from Silverman FPT. The Silverman 1 Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of Silverman FPT at $0.0005 per share. The Silverman 1 Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by Silverman FPT. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $7,500. As of September 30, 2013, the Company had received an advance of $5,000 under the Silverman 1 Note. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $5,000. This value was recorded as a discount on debt and offset to additional paid in capital.

On September 23, 2013, the Company entered into a second Convertible Promissory Note (“Silverman 2 Note”) with C. Silverman Family Property Trust (“Silverman FPT”) pursuant to which the Company received $23,617 as a loan from Silverman FPT. The Silverman 2 Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of Silverman FPT at $0.0005 per share. The Silverman 2 Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by Silverman FPT from inception of the agreement through June 30, 2014. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $23,617. This value was recorded as a discount on debt and offset to additional paid in capital.

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

On April 2, 2013, the Company entered into a Share Exchange Agreement with American International Football Corporation, Inc., the Estate of Norman King and the stockholder owning all the issued and outstanding capital stock of AIFC. This agreement was terminated on August 7, 2013.

9. PROVISION FOR INCOME TAXES

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. taxing authorities for the fiscal years ended June 30, 2011 through June 30, 2013, and tax years 2010-2012.

As of September 30, 2013 and June 30, 2013, the Company had accumulated operating losses of approximately $202,000 and $185,000, respectively, which can be used to offset future income taxes. The Company, however, has not filed its required tax returns for those years subject to examination. Therefore, utilization of its operating losses against future taxable income will not be available to the Company until the required returns are filed. Although, the Company does not anticipate owing any income taxes for the years ended June 30, 2013 and 2012, the Company’s management is currently engaging a tax professional to file the returns as appropriate. Any interest and penalties, if any, are included in operating expenses in the accompanying statements of operations.

10. SUBSEQUENT EVENTS

On April 9, 2015, the Company’s sole board member, Arnold F. Sock, appointed J. Scott Tassan as the chief financial officer (principal financial and accounting officer) of the Company. Mr. Tassan’s experience as the financial officer of several companies in the past led to the conclusion that he should serve as the chief financial officer of the Company in light of the Company’s business and structure.

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

On June 16, 2015 the Company’s Board of Directors appointed Scott N. Weinert, as the Chief Executive Officer and President of the Company. J. Scott Tassan was confirned to continue to serve as the Chief Financial Officer of the Company.

Mr. Weinert’s experience as the chief executive officer of several companies in the past led to the conclusion that he should serve as the chief executive officer of the Company in light of the Company’s business and structure.

On June 16, 2015, the Company has a new address and telephone number: 1717 McKinney Avenue, Suite 700, Dallas Texas 75202; (214) 418-6940.

On August 19, 2015, the Company received a letter from the SEC’s Division of Corporation Finance stating that the Company is delinquent in its required filings under the 1934 Act. It also stated that if the Company has not filed all required reports within fifteen days from the date of the letter, it could be subject to administrative proceedings to revoke its registration under the 1934 Act. Counsel for the Company has contacted the sender of the letter, by telephone and letter, and requested an extension to October 13, 2015 for filing all required reports, including the 2015 Form 10-K. On September 14, 2015, counsel for the Company was informed that it was acceptable to the Division of Corporation Finance for the Company to bring current all of its delinquent filings, and the 2015 Form 10-K, not later than October 13, 2015.

On September 10, 2015, Scott N. Weinert resigned as President and a member of the board of directors of the Company to pursue other interests. There was no disagreement between the Company and Mr. Weinert prior to the resignation. The Company’s board of directors has appointed J. Scott Tassan, the Company’s Chief Financial Officer, as the Company’s interim Chief Executive Officer and President.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our unaudited financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

The Company is currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. The Company currently has no definitive agreements or understanding with any prospective business combination candidates and has not targeted any business for investigation and evaluation nor are there any assurances that it will find a suitable business with which to combine. The implementation of the Company’s business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. The Company intends to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which it believes has significant growth potential. While the Company we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, the Company will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

Results of Operations.

(a) Revenues.

The Company had revenues of $0 for the three months ended September 30, 2013 and 2012.

(b) Operating Expenses.

The Company had general and administrative expenses of $14,779 for the three months ended September 30, 2013 compared to $22,384 for the three months ended September 30, 2012, a decrease of $7,605 or approximately 32%. The decrease general and administrative expenses is principally due to decreased operating costs during the most recent period.

(c) Net Loss.

The Company had a net loss of $16,415 for the three months ended September 30, 2013 compared to $23,947 for the three months ended September 30, 2012, a decrease of $7,605 or approximately 32%. The increase in net loss are the result of the factors mentioned above.

Operating Activities.

The net cash used in operating activities was $16,087 for the three months ended September 30, 2013 compared to $0 for the three months ended September 30, 2012. This decrease was mainly attributed to the absence of prepaid expenses in the most recent period.

Liquidity and Capital Resources.

As of June 30, 2013, the Company had total current assets of $3,871 and total current liabilities of $176,030, resulting in a working capital deficit of $172,159. The cash and cash equivalents was $3,871 as of September 30, 2013.

The net cash provided by financing activities was $17,040 for the three months ended September 30, 2013 compared to $0 for the three months ended September 30, 2012.

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

Forward Looking Statements.

Information in this Form 10-Q contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-Q, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as the risks set forth above under “Factors That May Affect Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the principal executive officer/principal financial officer, of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In addition, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

Inherent Limitations of Control Systems.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no known legal or other proceedings against the Company that could at the time of submitting this report that could have a materially adverse effect on the Company’s financial position or operations.

ITEM 1A. RISK FACTORS.

There have been no material changes in the risk factors as previously disclosed in response to Item 1A.of Part I of the Company’s latest Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2013 that were not previously reported

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended September 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kalex Corp.

Dated: October 13, 2015	By:	/s/ J. Scott Tassan
J. Scott Tassan President

EXHIBIT INDEX

Number	Description

3.1	Certificate of Incorporation, dated May 1, 1984 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB (for the year ended June 30, 2006) filed on November 20, 2006).

3.2	By-Laws, dated April 5, 1984 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB (for the year ended June 30, 2006) filed on November 20, 2006).

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

