Form 10-Q
period 2013-12-31
KALEX CORP
filed 2015-10-15
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER: 0-52177

KALEX CORP.
(Exact Name of Company as Specified in its Charter)

Delaware	13-3305161
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1717 McKinney Avenue, Suite 700, Dallas Texas 75202

(Address of Principal Executive Offices)

(214) 418-6940

(Company’s Telephone Number)

________________________________________________________________

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

KALEX CORP.

BALANCE SHEETS

	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$2,099	$2,918
Total current assets	2,099	2,918

Total assets	$2,099	$2,918

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$17,077	$15,002
Due to affiliates	34,700	34,700
Advances payable	1,000	17,577
Convertible notes payable, net of discount of $33,197 and $0, respectively	126,023	125,000

Total current liabilities	178,800	192,279

Stockholders’ deficit
Preferred stock - $0.00001 par value, 2,000 shares authorized;
Series A - 1,000 shares authorized, issued and outstanding	--	--
Series B - 100 shares authorized, -0- issued and outstanding	--	--
Common stock - $0.00001 par value, 800,000,000 shares authorized; 845,000 shares issued and 770,200 outstanding	8	8
Treasury stock - at cost, 74,800 shares	(23,025)	(23,025)
Additional paid in capital	19,092	19,092
Additional paid in capital - BCF	33,617	--
Accumulated deficit	(206,393)	(185,436)

Total stockholders’ deficit	(176,701)	(189,361)

Total liabilities and stockholders’ deficit	$2,099	$2,918

The accompanying notes are an integral part of these financial statements

KALEX CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012

Revenues	$--	$--	$--	$--

Operating expenses:
General and administrative	2,029	24,649	19,934	48,146

Total operating expenses	2,029	24,649	19,934	48,146

Loss from operations	(2,029)	24,649	(19,934)	(48,146)

Interest expense	(1,563)	(1,563)	(3,126)	(3,126)
Amortization of debt discount	(950)	--	(1,023)	--

Net income (loss)	$(4,542)	$(24,649)	$(20,957)	$(48,146)

Basic and diluted net loss per common share	$(0.00)	$(0.03)	$(0.03)	$(0.06)

Weighted average number of common shares outstanding	770,200	725,200	725,200	725,200

The accompanying notes are an integral part of these unaudited financial statements

KALEX CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(20,957)	$(48,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,023
Changes in operating assets and liabilities:
Prepaid expenses	--	20,834
Accounts payable and accrued expenses	2,075	3,257
Due to non-affiliate	--	558

Net cash used in operating activities	(17,859)	--

Cash flows from financing activities:
Advances paid	(16,577)	--
Proceeds from issuance of convertible notes	33,617	--

Net cash provided by financing activities	17,040	--

Net change in cash	(819)	--

Cash, beginning of period	2,918	555

Cash, end of period	$2,099	$555

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

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

2. GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred operating losses and has a working capital deficiency and accumulated deficit of $176,701 and $206,393 respectively, as of December 31, 2013. The Company is subject to those risks associated with blank check companies. The Company has sustained recurring losses and additional debt and equity financing will be required by the Company to find its acquisition activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the Company will be able to identify and assimilate any target acquisition and that once an acquisition has been made, that profitable operations will be achieved. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

3. RELATED PARTY TRANSACTIONS

Due to Affiliates.

Due to affiliates represents cash advances from various entities owned or affiliated with the Company used for working capital purposes. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available.

As of December 31, 2013 and June 30, 2013, the Company had amounts due to the following affiliates:

Kumala,Inc.	$13,000
Kuno Laren	8,000
Grant lnc.	10,000
Norman King	3,700
$34,700

4. ADVANCES PAYABLE

Periodically throughout the year, the Company also receives cash advances for working capital purposes from various third parties. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available. As of December 31, 2013 and 2012, the Company had outstanding advances in the amounts of $1,000 and $17,577, respectively.

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

As of December 31, 2013 and June 30, 2013, the Company had accumulated operating losses of approximately $206,000 and $185,000, respectively, which can be used to offset future income taxes. The Company, however, has not filed its required tax returns for those years subject to examination. Therefore, utilization of its operating losses against future taxable income will not be available to the Company until the required returns are filed. Although, the Company does not anticipate owing any income taxes for the years ended June 30, 2014 and 2013, the Company’s management is currently engaging a tax professional to file the returns as appropriate. Any interest and penalties, if any, are included in operating expenses in the accompanying statements of operations.

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

Results of Operations.

(a) Revenues.

The Company had revenues of $0 for the three and six months ended December 31, 2013 and 2012.

(b) Operating Expenses.

The Company had operating expenses of $2,029 for the three months ended December 31, 2013 compared to $24,649 for the three months ended March 31, 2012, a decrease of $22,620 or approximately 92%.

The Company had operating expenses of $19,934 for the six months ended December 31, 2013 compared to $48,146 for the six months ended March 31, 2012, a decrease of $28,212 or approximately 59%.

These decreases in operating expenses was principally due to reduced operating costs in the most recent periods.

(c) Net Loss.

The Company had a net loss of $4,542 for the three months ended December 31, 2013 compared to $24,649 for the three months ended December 31, 2012, a decrease of $20,107 or approximately 82%.

The Company had a net loss of $20,957 for the six months ended December 31, 2013 compared to $48,146 for the six months ended March 31, 2012, a decrease of $27,189 or approximately 56%.

The decreases in net losses are the result of the factors mentioned above.

Operating Activities.

The net cash used in operating activities was $17,859 for the six months ended December 31, 2103 compared to $0 for the six months ended December 31, 2092. This increase is mainly attributed to the absence of prepaid expenses in the most recent period.

Liquidity and Capital Resources.

As of December 31, 2013, the Company had total current assets of $2,099 and total current liabilities of $178,800, resulting in a working capital deficit of $176,701. The cash and cash equivalents was $2.099 as of December 31, 2013.

The net cash provided by financing activities was $17,040 for the six months ended December 31, 2013 compared to $0 for the six months ended December 31, 2012.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended December 31, 2013 that were not previously reported

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended December 31, 2013.

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

