Form 10-Q
period 2014-03-31
KALEX CORP
filed 2015-10-15
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

KALEX CORP.
BALANCE SHEETS

	March 31, 2014	June 30, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$2,599	$2,918
Total current assets	2,599	2,918

Total assets	$2,599	$2,918

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$20,890	$15,002
Due to affiliates	34,700	34,700
Advances payable	1,000	17,577
Convertible notes payable, net of discount of $34,144 and $0, respectively	126,973	125,000

Total current liabilities	183,563	192,279

Stockholders’ deficit
Preferred stock - $0.00001 par value, 2,000 shares authorized;
Series A - 1,000 shares authorized, issued and outstanding	--	--
Series B - 100 shares authorized, -0- issued and outstanding	--	--
Common stock - $0.00001 par value, 800,000,000 shares authorized; 845,000 shares issued and 770,200 outstanding	8	8
Treasury stock - at cost, 74,800 shares	(23,025)	(23,025)
Additional paid in capital	19,092	19,092
Additional paid in capital - BCF	36,117	--
Accumulated deficit	(213,156)	(185,436)

Total stockholders’ deficit	(180,964)	(189,361)

Total liabilities and stockholders’ deficit	$2,599	$2,918

The accompanying notes are an integral part of these financial statements

KALEX CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013

Revenues	$--	$--	$--	$--

Operating expenses:
General and administrative	4,250	2,341	21,058	47,811

Total operating expenses	4,250	2,341	21,058	47,811

Loss from operations	(4,250)	(2,341)	(21,058)	(47,811)

Interest expense	1,563	1,563	4,689	4,689
Amortization of debt discount	950	--	1,973	--

Net income (loss)	$(6,763)	$(3,904)	$(27,720)	$(52,500)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.07)

Weighted average number of common shares outstanding	770,200	725,200	770,200	725,200

The accompanying notes are an integral part of these unaudited financial statements

KALEX CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(27,720)	$(52,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,973	--
Changes in operating assets and liabilities:
Prepaid expenses	--	62,500
Accounts payable and accrued expenses	5,888	9,406
Due to affiliate	--	687
Due to non-affiliate	--	6,979

Net cash used in operating activities	(19,859)	(97,928)

Cash flows from financing activities:
Advances paid	(16,577)	--
Proceeds from issuance of convertible notes	36,117	--

Net cash provided by financing activities	19,540	--

Net change in cash	(319)	--

Cash, beginning of period	2,918	555

Cash, end of period	$2,599	$555

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

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

2. GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred operating losses and has a working capital deficiency and accumulated deficit of $180,964 and $213,156 respectively, as of March 31, 2014. The Company is subject to those risks associated with blank check companies. The Company has sustained recurring losses and additional debt and equity financing will be required by the Company to find its acquisition activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the Company will be able to identify and assimilate any target acquisition and that once an acquisition has been made, that profitable operations will be achieved. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

3. RELATED PARTY TRANSACTIONS

Due to Affiliates.

Due to affiliates represents cash advances from various entities owned or affiliated with the Company used for working capital purposes. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available.

As of March 31, 2014 and June 30, 2013, the Company had amounts due to the following affiliates:

Kumala,Inc.	$13,000
Kuno Laren	8,000
Grant lnc.	10,000
Norman King	3,700
$34,700

4. ADVANCES PAYABLE

Periodically throughout the year, the Company also receives cash advances for working capital purposes from various third parties. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available. As of March 31, 2014 and 2013, the Company had outstanding advances in the amounts of $1,000 and $17,577, respectively.

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

On June 12, 2012, Norman King, the Company’s Chief Executive Officer and Chairman, passed away.

8. STOCK AGREEMENTS

On July 12, 2010, the Company entered into a Stock Agreement with Bruce Zigler of American Marketing Complex International, Inc. (“AMCII”) (“the Stock Agreement”) for the purchase of certain media credits with a stated value of $15,000,000 in exchange for 60,000,000 shares of the Company’s common stock. The Stock Agreement was rescinded in its entirety, as mutually agreed, on July 12, 2012. Accordingly, the rescission of the Stock Agreement has been reflected in the accompanying financial statements as of June 30, 2012.

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

As of March 31, 2014 and June 30, 2013, the Company had accumulated operating losses of approximately $213,000 and $185,000, respectively, which can be used to offset future income taxes. The Company, however, has not filed its required tax returns for those years subject to examination. Therefore, utilization of its operating losses against future taxable income will not be available to the Company until the required returns are filed. Although, the Company does not anticipate owing any income taxes for the years ended June 30, 2013 and 2012, the Company’s management is currently engaging a tax professional to file the returns as appropriate. Any interest and penalties, if any, are included in operating expenses in the accompanying statements of operations.

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

Results of Operations.

(a) Revenues.

The Company had gross revenues of $0 for the three and nine months ended March 31, 2014 and 2013.

(b) Operating Expenses.

The Company had operating expenses of $4,250 for the three months ended March 31, 2014 compared to $2,341 for the three months ended March 31, 2013, an increase of $1,909 or approximately 82%.

The Company had operating expenses of $21,058 for the nine months ended March 31, 2014 compared to $47,811 for the nine months ended March 31, 2013, a decrease of $26,753 or approximately 56%.

The changes from period to period were principally due to varying costs of operation during these periods.

(c) Net Loss.

The Company had a net loss of $6,763 for the three months ended March 31, 2014 compared to $3,904 for the three months ended March 31, 2013, an increase of $2,859 or approximately 73%.

The Company had a net loss of $27,720 for the nine months ended March 31, 2014 compared to $52,500 for the nine months ended March 31, 2013, a decrease of $24,780 or approximately 47%.

The changes in net losses from period to period are the result of the factors mentioned above.

Operating Activities.

The net cash used in operating activities was $19,859 for the nine months ended March 31, 2014 compared to $97,928 for the nine months ended March 31, 2013, a decrease of $78,069 or approximately 80%. This decrease is mainly attributed to the absence of prepaid expenses in the most recent period.

Liquidity and Capital Resources.

As of March 31, 2014, the Company had total current assets of $2,599 and total current liabilities of $183,563, resulting in a working capital deficit of $180,964. The cash and cash equivalents was $2,599 as of March 31, 2014.

The net cash provided by financing activities was $19,540 for the nine months ended March 31, 2014 compared to $0 for the nine months ended March 31, 2013.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2014 that were not previously reported

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended March 31, 2014.

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

