Form 10-Q
period 2014-12-31
KALEX CORP
filed 2015-11-19
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

(214) 418-6940

(Company's Telephone Number)

_____________________________________________________________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐.

As of October 15, 2015, the Company had 770,200 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

KALEX CORP.

BALANCE SHEETS

	December 31, 2014 (Unaudited)	June 30, 2014
ASSETS
Current assets
Cash	$--	$90
Total current assets	--	90

Total assets	$--	$90

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$27,112	$21,262
Due to affiliates	34,700	34,700
Advances payable	--	1,000
Convertible notes payable, net of discount of $32,272 and $33,197, respectively	129,845	127,920

Total current liabilities	191,657	184,882

Stockholders' deficit
Preferred stock - $0.00001 par value, 2,000 shares authorized;
Series A - 1,000 shares authorized, issued and outstanding	--	--
Series B - 100 shares authorized, -0- issued and outstanding	--	--
Common stock - $0.00001 par value, 800,000,000 shares authorized; 845,000 shares issued and 770,200 outstanding	8	8
Treasury stock - at cost, 74,800 shares	(23,025)	(23,025)
Additional paid in capital	58,209	55,209
Accumulated deficit	(226,849)	(216,984)

Total stockholders' deficit	(191,657)	(184,792)

Total liabilities and stockholders' deficit	$--	$90

The accompanying notes are an integral part of these financial statements

KALEX CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenues	$--	$--	$--	$--

Operating expenses:
General and administrative	3,000	2,029	4,725	16,808

Total operating expenses	3,000	2,029	4,725	16,808

Loss from operations	(3,000)	(2,029)	(4,725)	(16,808)

Interest expense	1,562	(1,563)	3,125	(3,126)
Amortization of debt discount	(950)	(950)	(1,900)	(1,023)

Loss before provision for income tax	(5,512)	(4,542)	(9,750)	(20,957)

Provision for income tax	--	--	--	--

Net loss	$(5,512)	$(4,542)	$(9,750)	$(20,957)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	770,200	770,200	770,200	725,200

The accompanying notes are an integral part of these unaudited financial statements

KALEX CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(9,750)	$(20,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,900	1,023
Expenses paid by contributed capital	2,000	--
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	5,760	2,075

Net cash used in operating activities	(90)	(17,859)

Cash flows from financing activities:
Advances paid	--	(16,577)
Proceeds from issuance of convertible notes	--	33,617

Net cash provided by financing activities	--	17,040

Net change in cash	(90)	(819)

Cash, beginning of period	90	2,918

Cash, end of period	$--	$2,099

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

Non-cash transactions
Convertible note issued for payment of advance	$1,000	--
Contributed capital for expenses paid	$2,000	--

The accompanying notes are an integral part of these financial statements

KALEX CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.

Kalex Corp ("Kalex", or the "Company") was incorporated in the State of Delaware on March 27, 1984. The Company was initially organized under the name "Pennate Corp." On January 2, 1996, a Certificate of Amendment of Certificate of Incorporation was filed with the State of Delaware changing the Company's name to "Kalex Corp." During the past five years the Company was not actively engaged in any business. The Company's is currently seeking the acquisition of, or merger with, an existing operating business.

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

Stock Based Compensation.

The Company periodically issues shares of its common stock in exchange for, or in settlement of, services. The Company's management values the shares issued in such transactions at either the then market price of the Company's common stock, as determined by the Board of Directors and after taking into consideration factors such as volume of shares issued or trading restrictions, or the value of the services rendered, whichever is more readily determinable.

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

In addition, the Company's management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing the Company's income tax returns to determine whether the income tax positions meet a "more likely than not" standard of required to be performed for all open tax years, as defined by the various statutes of limitations for federal and state purposes.

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

Recent Accounting Pronouncements.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flows.

2. GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred operating losses and has a working capital deficiency and accumulated deficit of $191,657 and $226,849 respectively, as of December 31, 2014. The Company is subject to those risks associated with blank check companies. The Company has sustained recurring losses and additional debt and equity financing will be required by the Company to find its acquisition activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the Company will be able to identify and assimilate any target acquisition and that once an acquisition has been made, that profitable operations will be achieved. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

3. RELATED PARTY TRANSACTIONS

Due to Affiliates.

Due to affiliates represents cash advances from various entities owned or affiliated with the Company used for working capital purposes. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available.

As of December 31, 2014 and June 30, 2014, the Company had amounts due to the following affiliates:

Kumala,Inc.	$13,000
Kuno Laren	8,000
Grant lnc.	10,000
Norman King	3,700
$34,700

4.ADVANCES PAYABLE

Periodically throughout the year, the Company also received cash advances for working capital purposes from various third parties. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available. During the year ended June 30, 2014, $16,577 in advances was repaid. During the six months ended December 31, 2014, an advance in amount of $1,000 was converted to a promissory note. As of December 31, 2014 and June 30, 2014, the Company had outstanding advances in the amounts of $-0- and $1,000 respectively.

5. CONVERTIBLE PROMISSORY NOTES

On November 2, 2011, the Company issued to its securities counsel a convertible promissory note, in lieu of cash payment, for past, current, and future legal work in the amount of $125,000 ("Note"). The legal and professional services include the Company's continuing Securities and Exchange Commission reporting requirements and certain general corporate matters, including, review and drafting of general corporate documents (e.g., press releases, minutes of meetings or consents of directors and/or shareholders, employment agreements, shareholder agreements and consulting agreements). Such representation covers conferences, correspondence and teleconferences with corporate officers and consultants. The representation also includes the preparation, drafting and filing of the Company's Annual, Periodic and other reports (such as Forms 10-Q, 10-K, 8-K, and Forms 3, 4 and 5) to be filed with the Securities and Exchange Commission, as well as the preparation, drafting and filing of the Company's Proxy Statement in connection with its Annual Meeting of Shareholders. Also provided shall be information on material updates to SEC filing requirements and review of press releases prior to dissemination. The Note bears interest at 5 percent per annum, and was due on March 1, 2014. It is convertible into common stock of the Company at a conversion price equal to the lesser of 50% of the average closing price of the common stock price during the ten trading days immediately prior to the conversion date as quoted by Bloomberg LP or such other quotation service as mutually agreed by the parties, or $0.025, subject to certain limitations and other conditions. Legal fees, in connection with the note, equates to $6,945 per month until fully utilized on June 30, 2013. The Company's management is currently negotiating an extension of this note.

On September 23, 2013, the Company entered into a Convertible Promissory Note ("WBD Note") with WBD Holdings, LLC ("WBD") pursuant to which the Company received $5,000 as a loan from WBD. The WBD Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of WBD at $0.0005 per share. The WBD Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by WBD from inception of the WBD Note through December 31, 2014. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $5,000. This value was recorded as a discount on debt and offset to additional paid in capital.

On September 23, 2013, the Company entered into a Convertible Promissory Note ("First Silverman Note") with C. Silverman Family Property Trust ("Silverman FPT") pursuant to which the Company received $7,500 as a loan from Silverman FPT. The First Silverman Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of Silverman FPT at $0.0005 per share. The First Silverman Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by Silverman FPT from inception of the agreement through December 31, 2014. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $7,500.

On September 23, 2013, the Company entered into a second Convertible Promissory Note ("Second Silverman Note") with C. Silverman Family Property Trust ("Silverman FPT") pursuant to which the Company received $23,617 as a loan from Silverman FPT. The Second Silverman Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of Silverman FPT at $0.0005 per share. The Second Silverman Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by Silverman FPT from inception of the agreement through December 31, 2014. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $23,617. This value was recorded as a discount on debt and offset to additional paid in capital.

On July 23, 2014, the Company entered into a Convertible Promissory Note ("Aerial Note") with Aerial Holdings, Inc. ("Aerial") pursuant to which the Company converted an advance of $1,000 received from Aerial into a note. The Ariel Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of Aerial at $0.0005 per share. The Ariel Note has a term of three years and accrues interest at 10.0 % per year. Conversion rights have not been exercised by Aerial from inception of the agreement through December 31, 2014. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $1,000. This value was recorded as a discount on debt and offset to additional paid in capital. On October 14, 2014, Aerial Holdings provided an additional $2,000 to the Company under the Aerial Note. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $2,000. This value was recorded as a discount on debt and offset to additional paid in capital. The total amount due under the Aerial Note is $3,000 as of December 31, 2014. The discounts on debt are being amortized effective interest method over the terms of the convertible notes.

6. STOCKHOLDERS' EQUITY

On November 30, 2010, the Board of Directors of the Company approved a Certificate of Amendment of Certificate of Incorporation to increase the authorized shares of common stock to 800,000,000 and to increase the authorized shares of preferred stock to 2,000. In addition, the Company decreased its par value of its Common and Preferred stock to $0.00001 per share, respectively.

On March 15, 2011, the Board of Directors of the Company approved the designation and authorized the issuance of 1,000 shares of Series A preferred stock, $0.0001 par value. Per the Certificate of Designation, each Series A preferred share is convertible at any time into 200,000 shares of the Company's common stock. In case of any reorganization, consolidation, or merger in which the common stock holders become entitled to receive other stock, securities or property, the Company shall convert each holder's Series A preferred shares into the Company's common stock immediately prior to the closing of such reorganization consolidation, or merger of the Company. Those holders shall then receive the pro rate number of shares of stock or other securities or property as would entitle them. In the event of any liquidation, dissolution or winding up of the Company, the holders' of the Company's Series A preferred stock obtain a liquidation preference of the assets available for distribution on an as converted basis with other holders of the Company's common stock.

7. PROVISION FOR INCOME TAXES

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. taxing authorities for the fiscal years ended June 30, 2012 through June 30, 2014, and tax years 2011-2013.

As of December 31, 2014 and June 30, 2014, the Company had accumulated operating losses of approximately $227,000 and $217,000, respectively, which can be used to offset future income taxes. The Company, however, has not filed its required tax returns for those years subject to examination. Therefore, utilization of its operating losses against future taxable income will not be available to the Company until the required returns are filed. Although, the Company does not anticipate owing any income taxes for the years ended June 30, 2013 and 2012, the Company's management is currently engaging a tax professional to file the returns as appropriate. Any interest and penalties, if any, are included in operating expenses in the accompanying statements of operations.

8. STOCK AGREEMENT

On April 2, 2013, the Company entered into a Share Exchange Agreement ("Share Exchange Agreement"), which Share Exchange Agreement remains subject to closing, with American International Football Corporation, Inc., a Nevada corporation ("AIFC"), the Estate of Norman King and the shareholder owning all the issued and outstanding capital stock of AIFC. This agreement was terminated on August 7, 2013.

9. SUBSEQUENT EVENTS

On April 9, 2015, the Company's sole board member, Arnold F. Sock, appointed J. Scott Tassan as the chief financial officer (principal financial and accounting officer) of the Company. Mr. Tassan's experience as the financial officer of several companies in the past led to the conclusion that he should serve as the chief financial officer of the Company in light of the Company's business and structure.

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

In compliance with the terms of the Acquisition Agreement discussed above, on June 15, 2015 the Company's sole board member, Arnold F. Sock, appointed J. Scott Tassan, Edward Vakser, and Scott N. Weinert, as members of the Company's Board of Directors. Immediately thereafter, Mr. Sock resigned as a director and officer of the Company.

On June 16, 2015 the Company's Board of Directors appointed Scott N. Weinert, as the Chieif Executive Officer and President of the Company. J. Scott Tassan was confirned to continue to serve as the Chief Financial Officer of the Company.

On June 16, 2015, the Company has a new address and telephone number: 1717 McKinney Avenue, Suite 700, Dallas Texas 75202; (214) 418-6940.

On August 19, 2015, the Company received a letter from the SEC's Division of Corporation Finance stating that the Company is delinquent in its required filings under the 1934 Act. It also stated that if the Company has not filed all required reports within fifteen days from the date of the letter, it could be subject to administrative proceedings to revoke its registration under the 1934 Act. Counsel for the Company has contacted the sender of the letter, by telephone and letter, and requested an extension to October 13, 2015 for filing all required reports, including the 2015 Form 10-K. On September 14, 2015, counsel for the Company was informed that it was acceptable to the Division of Corporation Finance for the Company to bring current all of its delinquent filings, and the 2015 Form 10-K, not later than October 13, 2015. The Company is still working to get all these filings current.

On September 10, 2015, Scott N. Weinert resigned as President and a member of the board of directors of the Company to pursue other interests. There was no disagreement between the Company and Mr. Weinert prior to the resignation. The Company's board of directors has appointed J. Scott Tassan, the Company's Chief Financial Officer, as the Company's interim Chief Executive Officer and President.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our unaudited financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

The Company is currently considered to be a "blank check" company in as much as we have no specific business plans, no operations, revenues or employees. The Company currently has no definitive agreements or understanding with any prospective business combination candidates and has not targeted any business for investigation and evaluation nor are there any assurances that it will find a suitable business with which to combine. The implementation of the Company's business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. The Company intends to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which it believes has significant growth potential. While the Company we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, the Company will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, the Company will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, the Company may effect a business combination with an entity in an industry characterized by a high level of risk, and, although the Company's management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that the Company will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, the Company's management believes that there are numerous firms seeking even the limited additional capital that it will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As a result of the Company's limited resources, it expects to effect only a single business combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

The Company's officers are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. The Company expects to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. The Company does not anticipate hiring any full-time employees so long as it is seeking and evaluating business opportunities.

Although the Company intends to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, the Company's assessment of management may be incorrect. The Company cannot assure you that we will find a suitable business with which to combine.

Results of Operations.

(a) Revenues.

The Company had revenues of $0 for the three and six months ended December 31. 2014 and 2013.

(b) Operating Expenses.

The Company had operating expenses of $3,000 for the three months ended December 31, 2014 compared to $2,029 for the three months ended December 31, 2013, an increase of $908 or approximately 45%.

The Company had operating expenses of $4,725 for the six months ended December 31, 2014 compared to $16,808 for the six months ended December 31, 2013, a decrease of $12,083 or approximately 72%.

These changes in operating expenses was principally due to changing operating costs in the most recent periods.

(c) Net Loss.

The Company had a net loss of $5,512 for the three months ended December 31, 2014 compared to $4,542 for the three months ended December 31, 2013, an increase of $970 or approximately 21%.

The Company had a net loss of $9,750 for the six months ended December 31, 2014 compared to $20,957 for the six months ended December 31, 2013, a decrease of $11,207 or approximately 53%.

The decreases in net losses are the result of the factors mentioned above.

Operating Activities.

The net cash used in operating activities was $90 for the six months ended December 31, 2014 compared to $17,859 for the six months ended December 31, 2013, a decrease of $17,769 or approximately 99%. This decrease was mainly attributed to a lower net loss and greater accounts payable and accrued expenses in the most recent period.

Liquidity and Capital Resources.

As of December 31, 2014, the Company had total current assets of $0 and total current liabilities of $191,657, resulting in a working capital deficit of $191,657. The cash and cash equivalents was $0 as of December 31, 2014.

The net cash provided by financing activities was $0 for the six months ended December 31, 2014 compared to $17,040 for the six months ended December 31, 2013.

The Company's current cash and cash equivalents balance will not be sufficient to fund its operations for the next 12 months. The Company's ability to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, and to obtain additional financing, and ultimately attain profitability. The Company's continued operations, as well as the implementation of the Company's business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing.

Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for the Company's common stock will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of the Company's planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require it to:

•	curtail operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to the Company's existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to the Company's existing stockholders.

Inflation.

The impact of inflation on the Company's costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on its operations over the past quarter and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements.

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates; and (b) basic and diluted loss per share. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

Forward Looking Statements.

Information in this Form 10-Q contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-Q, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as the risks set forth above under "Factors That May Affect Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the principal executive officer/principal financial officer, of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the principal executive officer/principal financial officer concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the principal executive officer/principal financial officer concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no known legal or other proceedings against the Company that could at the time of submitting this report that could have a materially adverse effect on the Company's financial position or operations.

ITEM 1A. RISK FACTORS.

There have been no material changes in the risk factors as previously disclosed in response to Item 1A.of Part I of the Company's latest Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company's equity securities during the three months ended December 31, 2014 that were not previously reported

There were no purchases of the Company's common stock by the Company or its affiliates during the three months ended December 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Subsequent Events.

On April 9, 2015, the Company's sole board member, Arnold F. Sock, appointed J. Scott Tassan as the chief financial officer (principal financial and accounting officer) of the Company. Mr. Tassan's experience as the financial officer of several companies in the past led to the conclusion that he should serve as the chief financial officer of the Company in light of the Company's business and structure.

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

In compliance with the terms of the Acquisition Agreement discussed above, on June 15, 2015 the Company's sole board member, Arnold F. Sock, appointed J. Scott Tassan, Edward Vakser, and Scott N. Weinert, as members of the Company's Board of Directors. Immediately thereafter, Mr. Sock resigned as a director and officer of the Company.

On June 16, 2015 the Company's Board of Directors appointed Scott N. Weinert, as the Chieif Executive Officer and President of the Company. J. Scott Tassan was confirned to continue to serve as the Chief Financial Officer of the Company.

On June 16, 2015, the Company has a new address and telephone number: 1717 McKinney Avenue, Suite 700, Dallas Texas 75202; (214) 418-6940.

On August 19, 2015, the Company received a letter from the SEC's Division of Corporation Finance stating that the Company is delinquent in its required filings under the 1934 Act. It also stated that if the Company has not filed all required reports within fifteen days from the date of the letter, it could be subject to administrative proceedings to revoke its registration under the 1934 Act. Counsel for the Company has contacted the sender of the letter, by telephone and letter, and requested an extension to October 13, 2015 for filing all required reports, including the 2015 Form 10-K. On September 14, 2015, counsel for the Company was informed that it was acceptable to the Division of Corporation Finance for the Company to bring current all of its delinquent filings, and the 2015 Form 10-K, not later than October 13, 2015. The Company is still working to get all these filings current.

On September 10, 2015, Scott N. Weinert resigned as President and a member of the board of directors of the Company to pursue other interests. There was no disagreement between the Company and Mr. Weinert prior to the resignation. The Company's board of directors has appointed J. Scott Tassan, the Company's Chief Financial Officer, as the Company's interim Chief Executive Officer and President.

December 31, 2013 Form 10-Q.

On the Statements of Operations, the general and administrative expenses for the following periods were incorrectly stated. The following are the correct numbers:

•	Three months ended December 31, 2012: $23,086

•	Six months ended December 31, 2013: $16,808

•	Six months ended December 31, 2012: $45,020.

The net loss for those periods did not change.

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kalex Corp.

Dated: November 16, 2015	By:	/s/ J. Scott Tassan
J. Scott Tassan
President

EXHIBIT INDEX

Number	Description

3.1	Certificate of Incorporation, dated May 1, 1984 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB (for the year ended June 30, 2006) filed on November 20, 2006).

3.2	By-Laws, dated April 5, 1984 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB (for the year ended June 30, 2006) filed on November 20, 2006).

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

10.5

Acquisition Agreement between Kalex Corp. and the stockholders of LCP, Inc., Intelecon Inc., and the Estate of Norman King ("Estate"), dated May 18, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 15, 2015).

10.6

Addendum to Acquisition Agreement between Kalex Corp. and the stockholders of LCP, Inc., Intelecon Inc., and the Estate of Norman King ("Estate"), dated June 4, 2015 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 15, 2015).

31	Rule 13a-14(a)/15d-14(a) Certification of J. Scott Tassan (filed herewith).

32	Section 1350 Certification of J. Scott Tassan (filed herewith).

