Form 10-Q
period 2014-09-30
KALEX CORP
filed 2015-12-07
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

KALEX CORP.

BALANCE SHEETS

	September 30, 2014	June 30, 2014
ASSETS	(Unaudited)
Current assets
Cash	$--	$90
Total current assets	--	90

Total assets	$--	$90

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$24,550	$21,262
Due to affiliates	34,700	34,700
Advances payable	--	1,000
Convertible notes payable, net of discount of $33,247 and $33,197, respectively	128,870	127,920

Total current liabilities	188,120	184,882

Stockholders' deficit
Preferred stock - $0.00001 par value, 2,000 shares authorized;
Series A - 1,000 shares authorized, issued and outstanding	--	--
Series B - 100 shares authorized, -0- issued and outstanding	--	--
Common stock - $0.00001 par value, 800,000,000 shares authorized; 845,000 shares issued and 770,200 outstanding	8	8
Treasury stock - at cost, 74,800 shares	(23,025)	(23,025)
Additional paid in capital	56,209	55,209
Accumulated deficit	(221,312)	(216,984)

Total stockholders' deficit	(188,120)	(184,792)

Total liabilities and stockholders' deficit	$--	$90

The accompanying notes are an integral part of these financial statements

KALEX CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30, 2014	September 30, 2013

Revenues	$--	$--

Operating expenses:
General and administrative	1,815	14,779

Total operating expenses	1,815	14,779

Loss from operations	(1,815)	(14,779)

Interest expense	(1,563)	(1,563)
Amortization of debt discount	(950)	(73)

Loss before provision for income taxes	(4,328)	(16,415)

Provision for income tax	--	--

Net loss	$(4,328)	$(16,415)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	770,200	770,200

The accompanying notes are an integral part of these financial statements

KALEX CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(4,328)	$(16,415)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization of debt discount	950	73
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,288	255

Net cash used in operating activities	(90)	(16,087)

Cash flows from financing activities:
Advances received (paid)	--	(16,577)
Proceeds from issuance of convertible notes	--	33,617

Net cash provided by financing activities	--	17,040

Net change in cash	(90)	953

Cash, beginning of period	90	2,918

Cash, end of period	$--	$3,871

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$--
Cash paid for taxes	$--	$--

Non-cash transactions
Convertible note issued for payment of advance	$1,000	$--

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

2. GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred operating losses and has a working capital deficiency and accumulated deficit of $188,120 and $221,312 respectively, as of September 30, 2014. The Company is subject to those risks associated with blank check companies. The Company has sustained recurring losses and additional debt and equity financing will be required by the Company to find its acquisition activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the Company will be able to identify and assimilate any target acquisition and that once an acquisition has been made, that profitable operations will be achieved. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

3. RELATED PARTY TRANSACTIONS

Due to Affiliates.

Due to affiliates represents cash advances from various entities owned or affiliated with the Company used for working capital purposes. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available.

As of September 30, 2014 and June 30, 2014, the Company had amounts due to the following affiliates:

Kumala, Inc.	$13,000
Kuno Laren	8,000
Grant lnc.	10,000
Norman King	3,700
$34,700

4. ADVANCES PAYABLE

Periodically throughout the year, the Company also received cash advances for working capital purposes from various third parties. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available. During the year ended June 30, 2014, $16,577 in advances was repaid. During the three months ended September 30, 2014, an advance in amount of $1,000 was converted to a promissory note. As of September 30, 2014 and June 30, 2014, the Company had outstanding advances in the amounts of $-0- and $1,000 respectively.

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

On September 23, 2013, the Company entered into a Convertible Promissory Note ("WBD Note") with WBD Holdings, LLC ("WBD") pursuant to which the Company received $5,000 as a loan from WBD. The WBD Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of WBD at $0.0005 per share. The WBD Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by WBD from inception of the WBD Note through September 30, 2014. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $5,000. This value was recorded as a discount on debt and offset to additional paid in capital.

On September 23, 2013, the Company entered into a Convertible Promissory Note ("First Silverman Note") with C. Silverman Family Property Trust ("Silverman FPT") pursuant to which the Company received $7,500 as a loan from Silverman FPT. The First Silverman Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of Silverman FPT at $0.0005 per share. The First Silverman Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by Silverman FPT from inception of the agreement through September 30, 2014. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $7,500.

On September 23, 2013, the Company entered into a second Convertible Promissory Note ("Second Silverman Note") with C. Silverman Family Property Trust ("Silverman FPT") pursuant to which the Company received $23,617 as a loan from Silverman FPT. The Second Silverman Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of Silverman FPT at $0.0005 per share. The Second Silverman Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by Silverman FPT from inception of the agreement through September 30, 2014. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $23,617. This value was recorded as a discount on debt and offset to additional paid in capital.

On July 23, 2014, the Company entered into three separate convertible promissory notes in the amount of $150,000 each with Lederma Holdings, Inc., Aerial Holdings, Inc., and Colt Corporation ($450,000 in the aggregate) (collectively, "Lederma Notes"). The Company may request loan advances in minimum amounts of $500 each for working capital purposes. During the three months ended in September 30, 2014, the Company converted a previous advance of $1,000. The Lederma Notes have a term of three years, or are due within 30 days of a demand notice by the holder, whichever is earlier. The Lederma Notes accrue interest at 10% per year and are convertible to common stock, in whole, or in part, at any time and from time to time before maturity at the option of holders at $0.0005. Conversion rights have not been exercised by Lederma Note holders since the effective date of the respective notes. The discounted conversion price compared to the market price was valued at $1,000. This value was recorded as a discount on debt and offset to additional paid in capital.

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

As of September 30, 2014 and June 30, 2014, the Company had accumulated operating losses of approximately $221,000 and $217,000, respectively, which can be used to offset future income taxes. The Company, however, has not filed its required tax returns for those years subject to examination. Therefore, utilization of its operating losses against future taxable income will not be available to the Company until the required returns are filed. Although, the Company does not anticipate owing any income taxes for the years ended June 30, 2014 and 2013, the Company's management is currently engaging a tax professional to file the returns as appropriate. Any interest and penalties, if any, are included in operating expenses in the accompanying statements of operations.

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

On June 16, 2015, the Company has a new address and telephone number: 1717 McKinney Avenue, Suite 700, Dallas Texas 75202; (214) 418-6940.

On August 19, 2015, the Company received a letter from the SEC's Division of Corporation Finance stating that the Company is delinquent in its required filings under the 1934 Act. It also stated that if the Company has not filed all required reports within fifteen days from the date of the letter, it could be subject to administrative proceedings to revoke its registration under the 1934 Act. Counsel for the Company has contacted the sender of the letter, by telephone and letter, and requested an extension to October 13, 2015 for filing all required reports, including the 2015 Form 10-K. On September 14, 2015, counsel for the Company was informed that it was acceptable to the Division of Corporation Finance for the Company to bring current all of its delinquent filings, and the 2015 Form 10-K, not later than October 13, 2015. The Company is still working to bring these filings current.

On September 10, 2015, Scott N. Weinert resigned as President and a member of the board of directors of the Company to pursue other interests. There was no disagreement between the Company and Mr. Weinert prior to the resignation. The Company's board of directors has appointed J. Scott Tassan, the Company's Chief Financial Officer, as the Company's interim Chief Executive Officer and President.

On May 18, 2015, the Company entered into an Acquisition Agreement with all the owners of the common stock of LCP, Inc. for the purchase of 80% of the outstanding common stock of LCP by the Company, thereby making it a majority owned subsidiary of the Company. On June 4, 2015, the parties entered into an Addendum to Acquisition Agreement. By a General Release Agreement, dated November 5, 2015, the parties determined that it would be in the best interests of all the parties not to proceed with the Acquisition Agreement.

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

Overview.

The Company is currently considered to be a "blank check" company in as much as we have no specific business plans, no operations, revenues or employees. The Company currently has no definitive agreements or understanding with any prospective business combination candidates and has not targeted any business for investigation and evaluation nor are there any assurances that it will find a suitable business with which to combine. The implementation of the Company's business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. The Company intends to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which it believes has significant growth potential. While the Company may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, the Company will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

Results of Operations.

(a) Revenues.

The Company had gross revenues of $0 for the three months ended September 30, 2014 and 2013.

(b) Operating Expenses

The Company had operating expenses of $1,815 for the three months ended September 30, 2014 compared to $14,779 for the three months ended September 30, 2013, a decrease of $12,964 or approximately 88%. The decrease in operating expenses is principally due to very limited operating activities by the Company during the most recent period as it continued its search for a suitable acquisition.

(c) Net Loss

The Company had a net loss of $4,328 for the three months ended September 30, 2014 compared to $16,415 for the three months ended September 30, 2013, a decrease of $12,087 or approximately 74%. The decrease in the net loss is the result of the limited activity by the Company as mentioned above.

Operating Activities

The net cash used in operating activities was $90 for the three months ended September 30, 2014 compared to $16,087 for the three months ended September 30, 2013, a decrease of $15,997 or approximately 99%. This decrease was mainly attributed to a much lower net loss and an increase in accounts payable in the most recent period.

Liquidity and Capital Resources.

As of September 30, 2014, the Company had total current assets of $0 and total current liabilities of $188,120, resulting in a working capital deficit of $188,120. The net cash provided by financing activities was $0 for the three months ended September 30, 2014 compared to $17,040 for the three months ended September 30, 2013.

The Company's current cash and cash equivalents balance will not be sufficient to fund its operations for the next 12 months. The Company's ability to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, and to obtain additional financing, and ultimately attain profitability. The Company's continued operations to find a suitable acquisition, as well as the implementation of the Company's business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing.

Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for the Company's common stock will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of the Company's planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require it to:

•	curtail operations permanently;

•	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights; or

•	explore other strategic alternatives including a merger or sale of the Company.

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

Inflation.

The impact of inflation on the Company's costs and the ability to pass on cost increases to its potential customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on its operations over the past quarter and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company's equity securities during the three months ended September 30, 2014 that were not previously reported

There were no purchases of the Company's common stock by the Company or its affiliates during the three months ended September 30, 2014.

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

On June 16, 2015, the Company has a new address and telephone number: 1717 McKinney Avenue, Suite 700, Dallas Texas 75202; (214) 418-6940.

On August 19, 2015, the Company received a letter from the SEC's Division of Corporation Finance stating that the Company is delinquent in its required filings under the 1934 Act. It also stated that if the Company has not filed all required reports within fifteen days from the date of the letter, it could be subject to administrative proceedings to revoke its registration under the 1934 Act. Counsel for the Company has contacted the sender of the letter, by telephone and letter, and requested an extension to October 13, 2015 for filing all required reports, including the 2015 Form 10-K. On September 14, 2015, counsel for the Company was informed that it was acceptable to the Division of Corporation Finance for the Company to bring current all of its delinquent filings, and the 2015 Form 10-K, not later than October 13, 2015. The Company is still working to bring these filings current.

On September 10, 2015, Scott N. Weinert resigned as President and a member of the board of directors of the Company to pursue other interests. There was no disagreement between the Company and Mr. Weinert prior to the resignation. The Company's board of directors has appointed J. Scott Tassan, the Company's Chief Financial Officer, as the Company's interim Chief Executive Officer and President.

On May 18, 2015, the Company entered into an Acquisition Agreement with all the owners of the common stock of LCP, Inc. for the purchase of 80% of the outstanding common stock of LCP by the Company, thereby making it a majority owned subsidiary of the Company (see Exhibit 10.1). On June 4, 2015, the parties entered into an Addendum to Acquisition Agreement (see Exhibit 10.2). By a General Release Agreement, dated November 5, 2015, the parties determined that it would be in the best interests of all the parties not to proceed with the Acquisition Agreement (see Exhibit 10.3).

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kalex Corp.

Dated: December 4, 2015	By	/s/ J. Scott Tassan
J. Scott Tassan,
President

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation, dated May 1, 1984 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB (for the year ended June 30, 2006) filed on November 20, 2006).

3.2	By-Laws, dated April 5, 1984 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB (for the year ended June 30, 2006) filed on November 20, 2006).

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

21

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

10.7

General Release Agreement between the Stockholders of LCP, Inc. and LCP, Inc., Lederma Inc., Jonathan Ledesma, Glenn Ledesma, Aerial Holdings, Inc., and The Andalusian Trust, on the one hand, and Arnold Sock, Kalex Corp. and Intelecon Inc. on the other hand, dated November 5, 2015 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on November 25, 2015).

31	Rule 13a-14(a)/15d-14(a) Certification of J. Scott Tassan (filed herewith).

32	Section 1350 Certification of J. Scott Tassan (filed herewith).

