Form 10-Q/A
period 2014-12-31
KALEX CORP
filed 2015-12-07
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

KALEX CORP.

BALANCE SHEETS

	December 31, 2014	June 30, 2014
ASSETS	(Unaudited)
Current assets
Cash	$--	$90
Total current assets	--	90

Total assets	$--	$90

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$27,112	$21,262
Due to affiliates	34,700	34,700
Advances payable	--	1,000
Convertible notes payable, net of discount of $32,272 and $33,197, respectively	129,845	127,920

Total current liabilities	191,657	184,882

Stockholders' deficit
Preferred stock - $0.00001 par value, 2,000 shares authorized;
Series A - 1,000 shares authorized, issued and outstanding	--	--
Series B - 100 shares authorized, -0- issued and outstanding	--	--
Common stock - $0.00001 par value, 800,000,000 shares authorized; 845,000 shares issued and 770,200 outstanding	8	8
Treasury stock - at cost, 74,800 shares	(23,025)	(23,025)
Additional paid in capital	58,209	55,209
Accumulated deficit	(226,849)	(216,984)

Total stockholders' deficit	(191,657)	(184,792)

Total liabilities and stockholders' deficit	$--	$90

The accompanying notes are an integral part of these financial statements

KALEX CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenues	$--	$--	$--	$--

Operating expenses:
General and administrative	3,000	2,029	4,725	16,808

Total operating expenses	3,000	2,029	4,725	16,808

Loss from operations	(3,000)	(2,029)	(4,725)	(16,808)

Interest expense	1,562	(1,562)	3,125	(3,125)
Amortization of debt discount	(950)	(950)	(1,900)	(1,023)

Loss before provision for income tax	(5,512)	(4,542)	(9,750)	(20,957)

Provision for income tax	--	--	--	--

Net loss	$(5,512)	$(4,542)	$(9,750)	$(20,957)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	770,200	770,200	770,200	725,200

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

22

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

