Form 10-Q
period 2015-03-31
KALEX CORP
filed 2015-12-07
CIK 1372620

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

(214) 418-6940

(Company's Telephone Number)

_____________________________________________________

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

KALEX CORP.

BALANCE SHEETS

	March 31, 2015	June 30, 2014
ASSETS	(Unaudited)
Current assets
Cash	$--	$90
Total current assets	--	90
Total assets	$--	$90

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$30,981	$21,262
Due to affiliates	34,700	34,700
Advances payable	--	1,000
Convertible notes payable, net of discount of $33,191 and $33.197, respectively	130,926	127,920
Total current liabilities	196,607	184,882

Stockholders' deficit
Preferred stock - $0.00001 par value, 2,000 shares authorized;
Series A - 1,000 shares authorized, issued and outstanding	--	--
Series B - 100 shares authorized, -0- issued and outstanding	--	--
Common stock - $0.00001 par value, 800,000,000 shares authorized; 845,000 shares issued and 770,200 outstanding	8	8
Treasury stock - at cost, 74,800 shares	(23,025)	(23,025)
Additional paid in capital	58,209	55,209
Accumulated deficit	(231,799)	(216,984)

Total stockholders' deficit	(196,607)	(184,792)

Total liabilities and stockholders' deficit	$--	$90

The accompanying notes are an integral part of these financial statements

KALEX CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
Revenues	$--	$--	$--	$--

Operating expenses:
General and administrative	2,306	4,250	7,121	21,058
Total operating expenses	2,306	4,250	7,121	21,058

Loss from operations	(2,306)	(4,250)	(7,121)	(21,058)

Interest expense	(1,563)	(1,563)	(4,688)	(4,689)
Amortization of debt discount	(1,028)	(950)	(3,006)	(1,973)

Loss before provision for income tax	(4,897)	(6,763)	(14,815)	(27,720)

Provision for income tax	--	--	--	--

Net loss	$(4,897)	$(6,763)	$(14,815)	$(27,720)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	770,200	770,200	770,200	770,200

The accompanying notes are an integral part of these unaudited financial statements

KALEX CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(14,815)	$(27,270)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization of debt discount	3,006	1,973
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	9,719	5,888

Net cash used in operating activities	(2,090)	(19,859)

Cash flows from financing activities:
Advances paid	-	(16,577)
Proceeds from issuance of convertible notes	2,000	36,117

Net cash provided by financing activities	2,000	19,540

Net change in cash	(90)	(319)

Cash, beginning of period	90	2,918

Cash, end of period	$-	$2,599

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transaction
Convertible note issued for payment of advance	$1,000	$-

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

2. GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred operating losses and has a working capital deficiency and accumulated deficit of $196,607 and $231,799 respectively, as of March 31, 2015. The Company is subject to those risks associated with blank check companies. The Company has sustained recurring losses and additional debt and equity financing will be required by the Company to find its acquisition activities and to support operations. However, there is no assurance that the Company will be able to obtain additional financing. Furthermore, there is no assurance that the Company will be able to identify and assimilate any target acquisition and that once an acquisition has been made, that profitable operations will be achieved. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern.

3. RELATED PARTY TRANSACTIONS

Due to Affiliates.

Due to affiliates represents cash advances from various entities owned or affiliated with the Company used for working capital purposes. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available.

As of March 31, 2015 and June 30, 2014, the Company had amounts due to the following affiliates:

Kumala, Inc.	$13,000
Kuno Laren	8,000
Grant lnc.	10,000
Norman King	3,700
$34,700

4. ADVANCES PAYABLE

Periodically throughout the year, the Company also received cash advances for working capital purposes from various third parties. These advances bear no interest, are due on demand, and are to be repaid as cash becomes available. During the year ended June 30, 2014, $16,577 in advances was repaid. During the nine months ended March 31, 2015, an advance in amount of $1,000 was converted to a promissory note. As of March 31, 2015 and June 30, 2014, the Company had outstanding advances in the amounts of $-0- and $1,000, respectively.

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

On September 23, 2013, the Company entered into a convertible promissory note ("WBD Note") with WBD Holdings, LLC ("WBD") pursuant to which the Company received $5,000 as a loan from WBD. The WBD Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of WBD at $0.0005 per share. The WBD Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by WBD from inception of the WBD Note through March 31, 2015. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $5,000. This value was recorded as a discount on debt and offset to additional paid in capital.

On September 23, 2013, the Company entered into a convertible promissory note ("First Silverman Note") with C. Silverman Family Property Trust ("Silverman FPT") pursuant to which the Company received $7,500 as a loan from Silverman FPT. The First Silverman Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of Silverman FPT at $0.0005 per share. The First Silverman Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by Silverman FPT from inception of the agreement through March 31, 2015. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $7,500.

On September 23, 2013, the Company entered into a second convertible promissory note ("Second Silverman Note") with C. Silverman Family Property Trust ("Silverman FPT") pursuant to which the Company received $23,617 as a loan from Silverman FPT. The Second Silverman Note is convertible to common stock, in whole or in part, at any time and from time to time before maturity at the option of Silverman FPT at $0.0005 per share. The Second Silverman Note has a term of three years and accrues interest at 10.0% per year. Conversion rights have not been exercised by Silverman FPT from inception of the agreement through M March 31, 2015. The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant $23,617. This value was recorded as a discount on debt and offset to additional paid in capital.

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

As of March 31, 2015 and June 30, 2014, the Company had accumulated operating losses of approximately $232,000 and $217,000, respectively, which can be used to offset future income taxes. The Company, however, has not filed its required tax returns for those years subject to examination. Therefore, utilization of its operating losses against future taxable income will not be available to the Company until the required returns are filed. Although, the Company does not anticipate owing any income taxes for the years ended June 30, 2014 and 2013, the Company's management is currently engaging a tax professional to file the returns as appropriate. Any interest and penalties, if any, are included in operating expenses in the accompanying statements of operations.

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

Mr. Weinert's experience as the chief executive officer of several companies in the past led to the conclusion that he should serve as the chief executive officer of the Company in light of the Company's business and structure.

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

Overview.

The Company is currently considered to be a "blank check" company in as much as we have no specific business plans, no operations, revenues or employees. The Company currently has no definitive agreements or understanding with any prospective business combination candidates and has not targeted any business for investigation and evaluation nor is there any assurances that it will find a suitable business with which to combine. The implementation of the Company's business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. The Company intends to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which it believes has significant growth potential. While the Company may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, the Company will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

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

Results of Operations.

(a) Revenues.

The Company had revenues of $0 for the three and nine months ended March 31, 2015 and 2014.

(b) Operating Expenses.

The Company had operating expenses of $2,306 for the three months ended March 31, 2015 compared to $4,250 for the three months ended March 31, 2014, a decrease of $1,944 or approximately 46%.

The Company had operating expenses of $7,121 for the nine months ended March 31, 2015 compared to $21,058 for the nine months ended March 31, 2014, a decrease of $13,937 or approximately 66%.

These changes in operating expenses were principally due to lower operating costs in the most recent periods.

(c) Net Loss.

The Company had a net loss of $4,897 for the three months ended March 31, 2015 compared to $6,763 for the three months ended March 31, 2014, a decrease of $1,866 or approximately 28%.

The Company had a net loss of $14,815 for the nine months ended March 31, 2015 compared to $27,720 for the nine months ended March 31, 2014, a decrease of $12,905 or approximately 47%.

The decreases in net losses are the result of the factors mentioned above.

Operating Activities.

The net cash used in operating activities was $2,090 for the nine months ended March 31, 2015 compared to $19,859 for the nine months ended March 31, 2014, a decrease of $17,769 or approximately 89%. This decrease was mainly attributed to a lower net loss and greater accounts payable in the most recent period.

Liquidity and Capital Resources.

As of March 31, 2015, the Company had total current assets of $0 and total current liabilities of $196,607, resulting in a working capital deficit of $196,607. The cash and cash equivalents was $0 as of March 31, 2015.

The net cash provided by financing activities was $2,000 for the nine months ended March 31, 2015 compared to $19,540 for the nine months ended March 31, 2014, a decrease of 15,040 or approximately 88% due to lower proceeds from the issuance of convertible notes.

The Company's current cash and cash equivalents balance will not be sufficient to fund its operations for the next 12 months. The Company's ability to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, and to obtain additional financing, and ultimately attain profitability. The Company's continued operations to search for a suitable acquisition, as well as the implementation of the Company's business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company's equity securities during the three months ended March 31, 2015 that were not previously reported

There were no purchases of the Company's common stock by the Company or its affiliates during the three months ended March 31, 2015.

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

Kalex Corp.

Dated: December 4, 2015	By:	/s/ J. Scott Tassan
J. Scott Tassan
President

EXHIBIT INDEX

Number	Description

3.1	Certificate of Incorporation, dated May 1, 1984 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB (for the year ended June 30, 2006) filed on November 20, 2006).

3.2	By-Laws, dated April 5, 1984 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB (for the year ended June 30, 2006) filed on November 20, 2006).

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

